Form 10-Q
period 1996-03-30
THERMOTREX CORP
filed 1996-05-06
CIK 875316

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended March 30, 1996.

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                         Commission File Number 1-10791


                             THERMOTREX CORPORATION
             (Exact name of Registrant as specified in its charter)

   Delaware                                                         52-1711436
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   10455 Pacific Center Court
   San Diego, California                                            92121-4339
   (Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (617) 622-1000

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
               Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] [ No ]

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at April 26, 1996
        ----------------------------      -----------------------------
        Common Stock, $.01 par value                19,089,946
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                             THERMOTREX CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     March 30,  September 30,
   (In thousands)                                         1996           1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                        $ 48,801      $ 21,512
     Available-for-sale investments, at quoted
       market value (amortized cost of $57,173
       and $65,659)                                     57,224        65,633
     Accounts receivable, less allowances of
       $1,156 and $1,141                                28,916        27,910
     Unbilled contract costs and fees                    2,810         3,164
     Inventories:
       Raw materials and supplies                       14,188        12,348
       Work in process                                   4,809         5,927
       Finished goods                                    4,298         4,042
     Prepaid expenses                                    1,771           853
     Prepaid income taxes                                5,668         1,761
                                                      --------      --------
                                                       168,485       143,150
                                                      --------      --------

   Property, Plant and Equipment, at Cost               22,105        19,507

     Less: Accumulated depreciation and amortization     6,971         7,171
                                                      --------      --------

                                                        15,134        12,336
                                                      --------      --------

   Note Receivable from Related Party                    2,000         2,000
                                                      --------      --------

   Cost in Excess of Net Assets of Acquired Companies   71,424        73,295
                                                      --------      --------

                                                      $257,043      $230,781
                                                      ========      ========





                                        2PAGE

                             THERMOTREX CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      March 30, September 30,
   (In thousands except share amounts)                     1996          1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Note payable to parent company                   $  8,000      $  8,000
     Accounts payable                                   11,987        13,203
     Accrued payroll and employee benefits               3,898         3,930
     Accrued warranty costs                              3,446         2,990
     Accrued income taxes                                2,395           477
     Other accrued expenses                             14,384         8,429
     Due to parent company                                 236         2,484
                                                      --------      --------
                                                        44,346        39,513
                                                      --------      --------

   Minority Interest                                    34,592        28,880
                                                      --------      --------
   Shareholders' Investment:
     Common stock, $.01 par value,
       50,000,000 shares authorized;
       19,089,074 and 19,074,854
       shares issued                                       191           191
     Capital in excess of par value                    115,697       116,837
     Retained earnings                                  62,856        46,581
     Treasury stock at cost, 22,969
       and 62,711 shares                                  (670)       (1,206)
     Net unrealized gain (loss) on
       available-for-sale investments                       31           (15)
                                                      --------       -------

                                                       178,105       162,388
                                                      --------      --------

                                                      $257,043      $230,781
                                                      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.




                                        3PAGE

                             THERMOTREX CORPORATION

                        Consolidated Statement of Income
                                  (Unaudited)


                                                         Three Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands except per share amounts)                  1996         1995
   --------------------------------------------------------------------------
   Revenues:
     Product                                            $39,450      $22,210
     Contract                                             3,249        4,067
                                                        -------      -------

                                                         42,699       26,277
                                                        -------      -------
   Costs and Operating Expenses:
     Cost of product revenues                            22,780       11,578
     Cost of contract revenues                            2,379        3,206
     Selling, general and administrative expenses        10,375        7,255
     Research and development expenses                    5,502        3,409
                                                        -------      -------

                                                         41,036       25,448
                                                        -------      -------
   Operating Income                                       1,663          829

   Interest Income                                        1,545        1,002
   Interest Expense, Related Party                         (117)           -
   Gain on Issuance of Stock by Subsidiary (Note 2)         734            -
                                                        -------      -------

   Income Before Provision for Income Taxes
     and Minority Interest                                3,825        1,831
   Provision for Income Taxes                             1,563          862
   Minority Interest (Income) Expense                       159          (14)
                                                        -------      -------
   Net Income                                           $ 2,103      $   983
                                                        =======      =======

   Earnings per Share                                   $   .11      $   .05
                                                        =======      =======

   Weighted Average Shares                               19,683       18,871
                                                        =======      =======


   The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                             THERMOTREX CORPORATION

                        Consolidated Statement of Income
                                  (Unaudited)


                                                           Six Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands except per share amounts)                  1996         1995
   --------------------------------------------------------------------------
   Revenues:
     Product                                            $79,010      $43,228
     Contract                                             6,784        8,128
                                                        -------      -------

                                                         85,794       51,356
                                                        -------      -------

   Costs and Operating Expenses:
     Cost of product revenues                            45,994       22,961
     Cost of contract revenues                            5,497        6,153
     Selling, general and administrative expenses        20,622       13,428
     Research and development expenses                   10,301        7,943
                                                        -------      -------
                                                         82,414       50,485
                                                        -------      -------
   Operating Income                                       3,380          871

   Interest Income                                        2,905        2,005
   Interest Expense, Related Party                         (239)           -
   Gain on Issuance of Stock by Subsidiary (Note 2)      13,504            -
   Loss on Sale of Investments                                -          (41)
                                                        -------      -------

   Income Before Provision for Income Taxes
     and Minority Interest                               19,550        2,835
   Provision for Income Taxes                             3,082        1,549
   Minority Interest (Income) Expense                       193          (14)
                                                        -------      -------
   Net Income                                           $16,275      $ 1,300
                                                        =======      =======
   Earnings per Share                                   $   .83      $   .07
                                                        =======      =======
   Weighted Average Shares                               19,663       18,855
                                                        =======      =======


   The accompanying notes are an integral part of these consolidated financial statements.






                                        5PAGE

                             THERMOTREX CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                          Six Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net income                                         $ 16,275    $  1,300
     Adjustments to reconcile net income to
       net cash provided by (used in) operating
       activities:
         Provision for losses on accounts receivable         159          68
         Depreciation and amortization                     2,185       1,424
         Gain on issuance of stock by
           subsidiary (Note 2)                           (13,504)          -
         Loss on sale of investments                           -          41
         Minority interest (income) expense                  193         (14)
         Other noncash expenses                                -           9
         Changes in current accounts, excluding the
           effects of acquisition:
             Accounts receivable                          (1,415)     (4,756)
             Inventories and unbilled contract costs
               and fees                                     (624)     (7,318)
             Other current assets                         (1,089)        312
             Accounts payable                             (1,216)      1,750
             Other current liabilities                     2,290        (108)
                                                        --------    --------
               Net cash provided by (used in)
                 operating activities                      3,254      (7,292)
                                                        --------    --------

   Investing Activities:
     Acquisition, net of cash acquired                         -        (197)
     Payment to dissenting shareholders in connection
       with Lorad acquisition                                  -      (2,300)
     Purchases of available-for-sale investments         (29,500)       (268)
     Proceeds from sale and maturities of available-
       for-sale investments                               37,525      25,374
     Purchases of property, plant and equipment           (4,049)     (2,467)
     Other                                                   506         837
                                                        --------    --------
               Net cash provided by
                 investing activities                   $  4,482    $ 20,979
                                                        --------    --------


                                        6PAGE

                             THERMOTREX CORPORATION

                                   (Unaudited)


                                                          Six Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------
   Financing Activities:
     Net proceeds from issuance of Company
       and subsidiary common stock (Note 2)             $ 19,553     $    124
                                                        --------     --------

   Increase in Cash and Cash Equivalents                  27,289       13,811
   Cash and Cash Equivalents at Beginning of Period       21,512       22,573
                                                        --------     --------

   Cash and Cash Equivalents at End of Period           $ 48,801     $ 36,384
                                                        ========     ========

   Cash Paid For:
     Interest                                           $    239     $      -
     Income taxes                                       $    325     $    334


   The accompanying notes are an integral part of these consolidated financial statements.













                                        7PAGE

                             THERMOTREX CORPORATION

                   Notes to Consolidated Financial Statements

   1.   General

        The interim consolidated financial statements presented have been prepared by ThermoTrex Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended March 30, 1996 and April 1, 1995, (b) the financial position at March 30, 1996, and (c) the cash flows for the six-month periods ended March 30, 1996 and April 1, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 30, 1995 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Transition Report on Form 10-K for the nine months ended September 30, 1995, filed with the Securities and Exchange Commission.

   2.   Issuance of Stock by Subsidiary

        In November 1995 and January 1996, the Company's Trex Medical Corporation (Trex Medical) subsidiary issued 1,862,000 shares and 100,000 shares of its common stock at $10.25 and $10.75 per share, respectively, in private placements for net proceeds totaling $18,689,000, resulting in an aggregate gain of $13,504,000. At March 30, 1996, the Company owned 91% of the outstanding common stock of Trex Medical.

   3.   Proposed Acquisitions

        In February 1996, Trex Medical signed a letter of intent to acquire XRE Corporation (XRE), a Massachusetts company that designs, manufactures, and markets X-ray imaging systems used for cardiac catheterization and angiography, for approximately $17.0 million in cash.

        In April 1996, Trex Medical signed a letter of intent to acquire Continental X-Ray Corporation and affiliates (Continental) for approximately $18.2 million in cash, including the repayment of $5.7 million of indebtedness. Continental is an Illinois corporation that designs, manufactures, and markets general-purpose and specialty X-ray systems.

        The completion of these acquisitions is subject to the satisfaction of certain closing conditions, including negotiation of definitive agreements; receipt of regulatory approvals, including clearance from the Federal Trade Commission; due diligence; and approval of the boards of directors of the Company, Trex Medical, XRE, and Continental. The purchase price for both XRE and Continental will be subject to post-closing adjustments based on the net asset value of the respective companies as of the closing dates. These acquisitions will be accounted for using the purchase method of accounting.
                                        8PAGE

                             THERMOTREX CORPORATION

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Description of Business

        The Company's 91%-owned Trex Medical Corporation (Trex Medical) subsidiary manufactures and markets mammography equipment and minimally invasive stereotactic needle biopsy systems for the detection of breast cancer, and also designs, manufactures, and markets general radiography (X-ray) equipment. Through its 65%-owned ThermoLase Corporation (ThermoLase) subsidiary, the Company has developed a laser-based system called SoftLight (SM) for the removal of unwanted hair. Through ThermoLase's wholly owned CBI Laboratories, Inc. (CBI) subsidiary, the Company manufactures and markets skin-care, bath, and body products.

        The Company also conducts advanced-technology research and product development in telecommunications, avionics, X-ray detection, signal processing, materials technology, and lasers. The Company has developed its expertise in these core technologies in connection with government-sponsored research and development.

   Results of Operations

        In September 1995, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest September 30.

   Three Months Ended March 30, 1996 Compared With Three Months Ended April 1, 1995

        Total revenues increased 62% to $42.7 million in the three months ended March 30, 1996, from $26.3 million in the three months ended April 1, 1995. Revenues at Trex Medical, excluding intercompany sales, increased 101% to $32.4 million in the three months ended March 30, 1996, compared with $16.1 million in the three months ended April 1, 1995, due to the inclusion of $12.1 million in revenues from Trex Medical's Bennett X-Ray Corporation (Bennett) subsidiary, which was acquired in September 1995, and increased demand for mammography and biopsy systems manufactured by Trex Medical's Lorad division. Revenues at ThermoLase increased to $7.0 million in the three months ended March 30, 1996, from $6.1 million in the three months ended April 1, 1995. The increase in revenues resulted primarily from $667,000 in SoftLight licensing fees from a Japanese joint venture established in January 1996 and revenues from hair-removal services at ThermoLase's first Spa Thira salon. In October 1995, ThermoLase opened its first Spa Thira salon in La Jolla, California. During the three months ended March 30, 1996, ThermoLase collected $839,000 from Spa Thira clients and recognized $413,000 in revenue. Under the current pricing structure, spa clients pay a fixed fee in advance to receive a series of treatments, as necessary. Consequently, ThermoLase defers revenue, which will be recognized over the anticipated treatment period. As ThermoLase collects further data concerning the number of treatments required and duration of the treatment period, the period of revenue recognition may be affected.

        In January 1996, ThermoLase entered into a joint venture agreement, which is subject to certain conditions, to market its SoftLight system in Japan. ThermoLase currently holds a 50% stake in the joint venture with an

                                        9PAGE

                             THERMOTREX CORPORATION

   Three Months Ended March 30, 1996 Compared With Three Months Ended April 1, 1995 (continued)

   option to increase its ownership to 51%. The agreement calls for ThermoLase to receive additional minimum guaranteed payments of $1.3 million during the remainder of fiscal 1996 and $1.0 million in fiscal 1997, subject to certain conditions.

        Advanced Technology Research revenues declined to $3.2 million in the three months ended March 30, 1996, from $4.1 million in the three months ended April 1, 1995, due primarily to the sale of the Company's thermoelectrics and thermionics businesses to two subsidiaries of Thermo Electron Corporation (Thermo Electron). The Company estimates that revenues from Advanced Technology Research will continue to decline as a percentage of total revenues.

        The gross profit margin was 41% in the three months ended March 30, 1996, compared with 44% in the three months ended April 1, 1995. The gross profit margin at Trex Medical, excluding intercompany sales, declined to 43% in the three months ended March 30, 1996, from 50% in the three months ended April 1, 1995, primarily due to the inclusion of lower-margin revenues at Bennett. The gross profit margin at ThermoLase in the three months ended March 30, 1996, was 37%, compared with 41% in the three months ended April 1, 1995. The decline in the gross profit margin at ThermoLase is primarily due to lower margins on the sale of skin-care and other personal-care products at CBI due to a shift to higher-volume, lower-margin products. In addition, the decline in the gross profit margin resulted from the early operations of the Spa Thira business, as the Company develops a client base and continues refining its operating procedures, offset in part by the effect of revenues from the Japanese joint venture. As the Company opens additional Spa Thira locations in fiscal 1996, preopening costs will have a negative impact on the gross profit margin.

        Selling, general and administrative expenses as a percentage of revenues decreased to 24% in the three months ended March 30, 1996, from 28% in the three months ended April 1, 1995, due to lower expenses as a percentage of revenues at Bennett. Research and development expenses increased to $5.5 million in the three months ended March 30, 1996, from $3.4 million in the three months ended April 1, 1995, reflecting the Company's continued efforts to develop and commercialize new products, including Trex Medical's M-IV mammography system, full-breast digital mammography system, and direct-detection X-ray sensor, and ThermoLase's SoftLight system and laser-based skin rejuvenation processes.

        Interest income increased to $1.5 million in the three months ended March 30, 1996, from $1.0 million in the three months ended April 1, 1995, primarily as a result of interest income earned on invested proceeds from the August 1995 public offering of ThermoLase common stock and the November 1995 and January 1996 private placements of Trex Medical common stock.

        During the three months ended March 30, 1996, the Company recorded a gain on issuance of stock by subsidiary of $0.7 million in connection with the January 1996 private placement of Trex Medical common stock.
                                       10PAGE

                             THERMOTREX CORPORATION

   Three Months Ended March 30, 1996 Compared With Three Months Ended April 1, 1995 (continued)

        The effective tax rates in both periods differ from the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes, offset in part in fiscal 1996 by the nontaxable gain on issuance of stock by subsidiary.

        A former employee of Trex Medical has alleged that Trex Medical's newly introduced High Transmission Cellular grid for its mammography systems infringes two U.S. patents owned by the former employee. Although the Company believes that its products do not infringe any valid claim of these patents, if the patent holder were successful in enforcing such patents, the Company could be subject to damages and enjoined from manufacturing and selling this grid.

   Six Months Ended March 30, 1996 Compared With Six Months Ended
   April 1, 1995

        Total revenues increased 67% to $85.8 million in the six months ended March 30, 1996, from $51.4 million in the six months ended April 1, 1995. Revenues at Trex Medical, excluding intercompany sales, increased 106% to $64.6 million in the six months ended March 30, 1996, compared with $31.3 million in the six months ended April 1, 1995, due to the inclusion of $23.3 million in revenues from Trex Medical's Bennett subsidiary and increased demand for mammography and biopsy systems manufactured by Trex Medical's Lorad division. Revenues at ThermoLase increased 21% to $14.4 million in the six months ended March 30, 1996, from $11.9 million in the six months ended April 1, 1995, primarily due to an increase in demand for the Company's skin-care and other personal-care products, as well as the inclusion of $667,000 in SoftLight licensing fees from the Japanese joint venture and $471,000 of revenues from the Company's first Spa Thira salon. Advanced Technology Research revenues declined to $6.8 million in the six months ended March 30, 1996, from $8.1 million in the six months ended April 1, 1995, primarily due to the sale of the Company's thermoelectrics and thermionics businesses to two subsidiaries of Thermo Electron.

        The gross profit margin declined to 40% in the six months ended March 30, 1996, compared with 43% in the six months ended April 1, 1995, due to the reasons discussed in the results of operations for the three months ended March 30, 1996, as well as a decline in gross profit margin from Advanced Technology Research revenues to 19% in the six months ended March 30, 1996, compared with 24% in the six months ended April 1, 1995, as a result of a shift to lower-margin contracts and lower revenues.

        Selling, general and administrative expenses as a percentage of revenues declined to 24% in the six months ended March 30, 1996, compared with 26% in the six months ended April 1, 1995, due primarily to lower expenses as a percentage of revenues at Bennett and CBI, offset in part by increased expenses at Spa Thira. Research and development expenses increased to $10.3 million in the six months ended March 30, 1996, from $7.9 million in the six months ended April 1, 1995, due to the reasons discussed in the results of operations for the three months ended March 30, 1996.

                                       11PAGE

                             THERMOTREX CORPORATION

   Six Months Ended March 30, 1996 Compared With Six Months Ended
   April 1, 1995 (continued)

        Interest income increased to $2.9 million in the six months ended March 30, 1996, from $2.0 million in the six months ended April 1, 1995, primarily as a result of interest income earned on invested proceeds from the August 1995 public offering of ThermoLase common stock and the November 1995 and January 1996 private placements of Trex Medical common stock.

        During the six months ended March 30, 1996, the Company recorded a gain on issuance of stock by subsidiary of $13.5 million in connection with the November 1995 and January 1996 private placements of Trex Medical common stock (Note 2).

        The effective tax rates in both periods differ from the statutory income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes, offset in part in fiscal 1996 by the nontaxable gain on issuance of stock by subsidiary.

   Liquidity and Capital Resources

        Consolidated working capital was $124.1 million at March 30, 1996, compared with $103.6 million at September 30, 1995. Included in working capital are cash, cash equivalents, and available-for-sale investments of $106.0 million at March 30, 1996, compared with $87.1 million at September 30, 1995. Of the $106.0 million balance at March 30, 1996, $64.9 million was held by ThermoLase, $19.2 million was held by Trex Medical, and the remainder was held by the Company and its wholly owned subsidiaries. Net cash provided by operating activities during the six months ended March 30, 1996 was $3.3 million. During this period, the Company expended $4.0 million on property, plant and equipment and raised $19.6 million from the issuance of Company and subsidiary common stock.

        Trex Medical has outstanding letters of intent to acquire XRE Corporation for approximately $17.0 million in cash and Continental X-Ray Corporation and affiliates for approximately $18.2 million in cash, including the repayment of $5.7 million of indebtedness (Note 3). There can be no assurance that these acquisitions will be completed.

        The Company's ThermoLase subsidiary has recently signed leases in Dallas, Beverly Hills, and Denver, where it plans to open additional Spa Thira salons. ThermoLase plans to open additional spas in various parts of the United States during the remainder of calendar 1996 and thereafter. Depending on the size of the salon, each facility will require approximately $1.5 million to $2.5 million for such items as leasehold improvements and laser systems.

        On March 29, 1996, Trex Medical filed with the Securities and Exchange Commission two registration statements related to an initial public offering of 3,250,000 shares of its common stock.

        The Company believes it has adequate resources to meet its financial needs for the foreseeable future.


                                       12PAGE

                            THERMOTREX CORPORATION

        During the six months ended March 30, 1996, the Company sold its thermoelectrics and thermionics businesses to two subsidiaries of Thermo Electron. The purchase price for these transactions is the net book value of the assets transferred, currently estimated to be an aggregate of approximately $1.1 million. These businesses were not material to the Company's results of operations or financial position.


   PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

        On March 15, 1996, at the Annual Meeting of Shareholders, the shareholders elected eight incumbent directors and one other director to a one-year term expiring in 1997. The Directors elected at the meeting were:
   Morton Collins, Peter O. Crisp, Paul F. Ferrari, George N. Hatsopoulos, John N. Hatsopoulos, Robert C. Howard, Firooz Rufeh, Gary S. Weinstein, and Nicholas T. Zervas. Each nominee for director received 16,360,661 shares voted in favor of his election and 51,090 shares voted against, except Mr. Weinstein who received 16,345,536 shares voted in favor of his election and 66,215 shares voted against. No broker nonvotes were recorded on the election of directors.

        The shareholders also approved a proposal recommended by the Board of Directors to increase the number of shares of the common stock of Thermo Electron Corporation authorized for issuance under the Company's Employees' Stock Purchase Plan by 50,000 shares as follows: 16,299,105 shares voted in favor of the proposal, 86,228 shares voted against the proposal, and 26,418 shares abstained. No broker nonvotes were recorded on the proposal.


   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.


















                                       13PAGE

                             THERMOTREX CORPORATION

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of May 1996.

                                                THERMOTREX CORPORATION



                                                Paul F. Kelleher
                                                ------------------------
                                                Paul F. Kelleher
                                                Chief Accounting Officer



                                                John N. Hatsopoulos
                                                ------------------------
                                                John N. Hatsopoulos
                                                Chief Financial Officer



























                                       14PAGE

                            THERMOTREX CORPORATION

                                  Exhibit Index


   Exhibit
   Number       Description of Exhibit                                    Page
   -------      -----------------------------------------------------     ----

     11         Statement re: Computation of earnings per share.

     27         Financial Data Schedule.