Form 10-Q
period 1996-06-29
THERMOTREX CORP
filed 1996-08-05
CIK 875316

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 29, 1996.

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

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
               Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
               90 days. Yes [ X ]  No [   ]

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                 Outstanding at July 26, 1996
        ----------------------------      ----------------------------
        Common Stock, $.01 par value               19,105,284
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                             THERMOTREX CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      June 29,  September 30,
   (In thousands)                                         1996           1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                        $ 20,800      $ 21,512
     Available-for-sale investments, at quoted
       market value (amortized cost of $59,661
       and $65,659)                                     59,503        65,633
     Accounts receivable, less allowances of
       $1,356 and $1,141                                27,601        27,910
     Unbilled contract costs and fees                    3,535         3,164
     Inventories:
       Raw materials and supplies                       18,559        12,348
       Work in process                                   8,031         5,927
       Finished goods                                    5,409         4,042
     Prepaid expenses                                    1,638           513
     Prepaid income taxes                                6,024         1,761
                                                      --------      --------
                                                       151,100       142,810
                                                      --------      --------
   Property, Plant and Equipment, at Cost               29,302        19,507

     Less: Accumulated depreciation and amortization     7,673         7,171
                                                      --------      --------
                                                        21,629        12,336
                                                      --------      --------

   Note Receivable from Related Party (Note 4)           3,300         2,000
                                                      --------      --------

   Other Assets                                          4,690           340
                                                      --------      --------

   Cost in Excess of Net Assets of Acquired Companies   85,185        73,295
                                                      --------      --------
                                                      $265,904      $230,781
                                                      ========      ========

                                        2PAGE

                             THERMOTREX CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      June 29,  September 30,
   (In thousands except share amounts)                    1996           1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Note payable to parent company                   $  8,000      $  8,000
     Accounts payable                                   13,193        13,203
     Accrued payroll and employee benefits               4,882         3,930
     Accrued warranty costs                              4,957         2,990
     Accrued income taxes                                3,117           477
     Customer deposits                                   3,779           921
     Other accrued expenses                             15,839         7,508
     Due to parent company and affiliates                  556         2,484
                                                      --------      --------
                                                        54,323        39,513
                                                      --------      --------
   Minority Interest                                    34,073        28,880
                                                      --------      --------
   Shareholders' Investment:
     Common stock, $.01 par value,
       50,000,000 shares authorized;
       19,113,607 and 19,074,854
       shares issued                                       191           191
     Capital in excess of par value                    114,105       116,837
     Retained earnings                                  63,927        46,581
     Treasury stock at cost, 14,453
       and 62,711 shares                                  (614)       (1,206)
     Net unrealized loss on
       available-for-sale investments                     (101)          (15)
                                                      --------      --------
                                                       177,508       162,388
                                                      --------      --------

                                                      $265,904      $230,781
                                                      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                             THERMOTREX CORPORATION

                        Consolidated Statement of Income
                                  (Unaudited)


                                                           Three Months Ended
                                                           ------------------
                                                           June 29,   July 1,
   (In thousands except per share amounts)                     1996      1995
   --------------------------------------------------------------------------
   Revenues:
     Product                                               $39,985   $22,839
     Contract                                                2,787     5,245
                                                           -------   -------
                                                            42,772    28,084
                                                           -------   -------
   Costs and Operating Expenses:
     Cost of product revenues                               23,678    12,151
     Cost of contract revenues                               2,053     4,194
     Selling, general and administrative expenses           10,274     6,953
     Research and development expenses                       5,612     3,758
     Costs associated with divisional restructuring              -       115
                                                           -------   -------
                                                            41,617    27,171
                                                           -------   -------

   Operating Income                                          1,155       913

   Interest Income                                           1,372       933
   Interest Expense, Related Party                            (112)        -
   Gain on Issuance of Stock by Subsidiary                       -     1,661
   Gain on Sale of Investments                                 115         -
                                                           -------   -------

   Income Before Provision for Income Taxes
     and Minority Interest                                   2,530     3,507
   Provision for Income Taxes                                1,284     1,138
   Minority Interest (Income) Expense                          175      (155)
                                                           -------   -------

   Net Income                                              $ 1,071   $ 2,524
                                                           =======   =======

   Earnings per Share                                      $   .05   $   .13
                                                           =======   =======

   Weighted Average Shares                                  19,720    18,939
                                                           =======   =======

   The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                             THERMOTREX CORPORATION

                        Consolidated Statement of Income
                                  (Unaudited)


                                                          Nine Months Ended
                                                       ----------------------
                                                       June 29,       July 1,
   (In thousands except per share amounts)                 1996          1995
   --------------------------------------------------------------------------
   Revenues:
     Product                                           $118,995     $ 66,067
     Contract                                             9,571       13,373
                                                       --------     --------
                                                        128,566       79,440
                                                       --------     --------
   Costs and Operating Expenses:
     Cost of product revenues                            69,672       35,112
     Cost of contract revenues                            7,550       10,347
     Selling, general and administrative expenses        30,896       20,381
     Research and development expenses                   15,913       11,701
     Costs associated with divisional restructuring           -          115
                                                       --------     --------
                                                        124,031       77,656
                                                       --------     --------

   Operating Income                                       4,535        1,784

   Interest Income                                        4,277        2,938
   Interest Expense, Related Party                         (351)           -
   Gain on Issuance of Stock by Subsidiary (Note 2)      13,504        1,661
   Gain (Loss) on Sale of Investments                       115          (41)
                                                       --------     --------

   Income Before Provision for Income Taxes
     and Minority Interest                               22,080        6,342
   Provision for Income Taxes                             4,366        2,687
   Minority Interest (Income) Expense                       368         (169)
                                                       --------     --------

   Net Income                                          $ 17,346     $  3,824
                                                       ========     ========

   Earnings per Share                                  $    .88     $    .20
                                                       ========     ========

   Weighted Average Shares                               19,682       18,883
                                                       ========     ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                             THERMOTREX CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                           Nine Months Ended
                                                          -------------------
                                                          June 29,    July 1,
   (In thousands)                                             1996       1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net income                                           $ 17,346   $  3,824
       Adjustments to reconcile net income to
         net cash provided by (used in) operating
         activities:
           Depreciation and amortization                     3,426     2,153
           Provision for losses on accounts receivable         175       110
           Gain on issuance of stock by
             subsidiary (Note 2)                           (13,504)   (1,661)
           (Gain) loss on sale of investments                 (115)       41
           Minority interest (income) expense                  368      (169)
           Changes in current accounts, excluding the
             effects of acquisitions:
               Accounts receivable                           3,476    (4,165)
               Inventories and unbilled contract
                 costs and fees                             (1,171)   (7,158)
               Other current assets                           (786)      194
               Accounts payable                             (2,542)    2,571
               Other current liabilities                     3,836       189
                                                          --------  --------
                 Net cash provided by (used in)
                   operating activities                     10,509    (4,071)
                                                          --------  --------
   Investing Activities:
     Acquisitions, net of cash acquired (Note 3)           (18,817)     (197)
     Investment in other assets                             (4,400)        -
     Payment to dissenting shareholders in connection
       with Lorad acquisition                                    -    (2,300)
     Purchases of available-for-sale investments           (52,000)     (268)
     Proceeds from sale and maturities of available-
       for-sale investments                                 57,230    33,374
     Purchases of property, plant and equipment             (8,891)   (3,302)
     Issuance of note receivable to related
       party (Note 4)                                       (1,300)   (1,000)
     Other                                                     943     1,186
                                                          --------  --------
                 Net cash provided by (used in)
                   investing activities                   $(27,235) $ 27,493
                                                          --------  --------


                                        6PAGE

                             THERMOTREX CORPORATION

                                   (Unaudited)


                                                          Nine Months Ended
                                                         -------------------
                                                         June 29,    July 1,
   (In thousands)                                            1996       1995
   -------------------------------------------------------------------------
   Financing Activities:
     Net proceeds from issuance of Company
       and subsidiary common stock (Note 2)              $ 21,774   $  3,058
     Purchases of Company and subsidiary common
       stock                                               (5,760)         -
                                                         --------   --------
                 Net cash provided by financing
                   activities                              16,014      3,058
                                                         --------   --------
   Increase (Decrease) in Cash and Cash Equivalents          (712)    26,480
   Cash and Cash Equivalents at Beginning of Period        21,512     22,573
                                                         --------   --------
   Cash and Cash Equivalents at End of Period            $ 20,800   $ 49,053
                                                         ========   ========
   Noncash Activities:
     Fair value of assets of acquired company            $ 28,956   $      -
     Cash paid for acquired company                       (18,878)         -
                                                         --------   --------
       Liabilities assumed of acquired company           $ 10,078   $      -
                                                         ========   ========


   The accompanying notes are an integral part of these consolidated financial statements.


                                        7PAGE

                             THERMOTREX CORPORATION

                   Notes to Consolidated Financial Statements


   1.   General

        The interim consolidated financial statements presented have been prepared by ThermoTrex Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three- and nine-month periods ended June 29, 1996, and July 1, 1995, and the cash flows for the nine-month periods ended June 29, 1996, and July 1, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Transition Report on Form 10-K for the nine months ended September 30, 1995, filed with the Securities and Exchange Commission.

   2.   Issuance of Stock by Subsidiary

        In November 1995 and January 1996, the Company's Trex Medical Corporation (Trex Medical) subsidiary issued 1,862,000 shares and 100,000 shares of its common stock at $10.25 and $10.75 per share, respectively, in private placements for net proceeds of $18.7 million, resulting in a gain of $13.5 million. At June 29, 1996, the Company owned 91% of the outstanding common stock of Trex Medical.

        In July 1996, Trex Medical sold 2,875,000 shares of its common stock in an initial public offering and 871,832 shares of its common stock in a concurrent rights offering at $14.00 per share for net proceeds of approximately $49.1 million. Subsequent to the offerings, the Company owned 80% of the outstanding common stock of Trex Medical.

   3.   Acquisition and Proposed Acquisition

        In May 1996, Trex Medical acquired XRE Corporation (XRE), a Massachusetts-based company that designs, manufactures, and markets X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions, for $17.1 million in cash and the repayment of $1.8 million of indebtedness. This acquisition has been accounted for using the purchase method of accounting and XRE's results of operations have been included in the accompanying financial statements from the date of acquisition. The aggregate cost of this acquisition exceeded the estimated fair value of the acquired net assets by $13.6 million, which is being amortized over 40 years.

                                        8PAGE

                             THERMOTREX CORPORATION

        In April 1996, Trex Medical signed a letter of intent to acquire the assets of Continental X-Ray Corporation and affiliates (Continental) for approximately $18.2 million in cash, including the repayment of $5.7 million of indebtedness. Continental is an Illinois-based corporation that designs, manufactures, and markets general-purpose, radiographic/ fluoroscopic and electrophysiology X-ray systems. The completion of this acquisition is subject to the satisfaction of certain closing conditions, including negotiation of definitive agreements; receipt of regulatory approvals, including clearance from the Federal Trade Commission; due diligence; and approval of the boards of directors of the Company, Trex Medical, and Continental. This acquisition will be accounted for using the purchase method of accounting.

        The purchase price for both XRE and Continental will be subject to post-closing adjustments based on the net asset value of the respective companies as of the closing dates.

   4.   Related Party Note Receivable

        In April 1996, the Company advanced an additional $1,300,000 to Dolphin Acquisition Corporation (Dolphin) increasing the principal balance of notes receivable from Dolphin to $3,300,000. Borrowings bear interest at an annual rate of 6.0% and are due in June 2000. The president of ThermoLase is a shareholder and former officer of Dolphin.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

   Description of Business

        The Company's Trex Medical Corporation (Trex Medical) subsidiary manufactures and markets mammography equipment and minimally invasive stereotactic needle-biopsy systems used for the detection of breast cancer, general radiography (X-ray) equipment, and X-ray imaging systems used for cardiac catheterization and angiographs. The Company owned 80% of Trex Medical's outstanding common stock subsequent to its initial public offering (Note 2). Through its 64%-owned ThermoLase Corporation (ThermoLase) subsidiary, the Company has developed a laser-based system called SoftLight(SM) for the removal of unwanted hair. Through ThermoLase's wholly owned CBI Laboratories, Inc. (CBI) subsidiary, the Company manufactures and markets skin-care, bath, and body products.

                                        9PAGE

                             THERMOTREX CORPORATION

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

   Three Months Ended June 29, 1996, Compared With Three Months Ended
   July 1, 1995

        Total revenues increased 52% to $42.8 million in the three months ended June 29, 1996, from $28.1 million in the three months ended July 1, 1995. Revenues at Trex Medical, excluding intercompany sales, increased 96% to $33.7 million in the three months ended June 29, 1996, compared with $17.2 million in the three months ended July 1, 1995, primarily due to the inclusion of $10.6 million in revenues from Trex Medical's Bennett X-Ray Corporation (Bennett) subsidiary, which was acquired in September 1995, and the inclusion of $1.8 million in revenues from Trex Medical's XRE Corporation (XRE) subsidiary, which was acquired in May 1996. In addition, revenues from Trex Medical's Lorad division, excluding intercompany sales, increased 24% to $21.2 million in the three months ended June 29, 1996 from $17.2 million in the three months ended July 1, 1995, due to increased demand. Revenues at ThermoLase increased 12% to $6.3 million in the three months ended June 29, 1996, from $5.6 million in the three months ended July 1, 1995. The increase in revenues at ThermoLase resulted primarily from the inclusion of $0.8 million of revenues from hair-removal services at the Company's first two Spa Thira salons and $0.7 million in SoftLight licensing fees from a Japanese joint venture established in January 1996, offset in part by a decrease in revenues of $0.8 million at CBI. In October 1995, and June 1996, ThermoLase opened its first two Spa Thira salons in La Jolla, California, and Dallas, Texas, respectively. During the three months ended June 29, 1996, ThermoLase collected $1.0 million from Spa Thira clients and recognized $0.8 million in revenue. Under the current pricing structure, the majority of spa clients pay a fixed fee in advance to receive a series of treatments, as necessary. Consequently, ThermoLase defers revenue related to such payments, which is recognized over the anticipated treatment period. As ThermoLase collects further data concerning the number of treatments required and duration of the treatment period, the period of revenue recognition may be affected.

        In January 1996, ThermoLase entered into a joint venture agreement, which is subject to certain conditions, to market its SoftLight system in Japan. ThermoLase currently holds a 50% stake in the joint venture with an option to increase its ownership to 51%. The agreement calls for ThermoLase to receive additional minimum guaranteed payments of $0.7 million during the remainder of fiscal 1996 and $1.0 million in fiscal 1997, subject to certain conditions.
                                       10PAGE

                             THERMOTREX CORPORATION

   Three Months Ended June 29, 1996, Compared With Three Months Ended July 1, 1995 (continued)

        Advanced Technology Research revenues declined to $2.8 million in the three months ended June 29, 1996, from $5.2 million in the three months ended July 1, 1995, primarily due to the sale of the Company's thermoelectrics and thermionics businesses to two subsidiaries of Thermo Electron Corporation (Thermo Electron) and lower funding levels for the Company's government sponsored research and development contracts. The Company estimates that revenues from Advanced Technology Research will continue to decline as a percentage of total revenues.

        The gross profit margin was 40% in the three months ended June 29, 1996, compared with 42% in the three months ended July 1, 1995. The gross profit margin at Trex Medical, excluding intercompany sales, declined to 43% in the three months ended June 29, 1996, from 50% in the three months ended July 1, 1995, primarily due to the inclusion of lower-margin revenues at Bennett and XRE. The gross profit margin at ThermoLase in the three months ended June 29, 1996, was 29%, compared with 37% in the three months ended July 1, 1995. The decline in the gross profit margin at ThermoLase is primarily due to lower margins on the sale of skin-care and other personal-care products at CBI due to a decrease in revenues. In addition, the decline in the gross profit margin resulted from the early operations of the Spa Thira business, as the Company develops a client base and continues refining its operating procedures, offset in part by the effect of revenues from the Japanese joint venture. As the Company opens additional Spa Thira locations in fiscal 1996 and fiscal 1997, preopening costs will have a negative impact on the gross profit margin.

        Selling, general and administrative expenses as a percentage of revenues decreased to 24% in the three months ended June 29, 1996, from 25% in the three months ended July 1, 1995, due to increased revenues at Trex Medical's Lorad division. Research and development expenses increased to $5.6 million in the three months ended June 29, 1996, from $3.8 million in the three months ended July 1, 1995, reflecting the Company's continued efforts to commercialize new products including the Company's M-IV mammography system, full-breast digital mammography system, and direct-detection X-ray sensor, as well as enhancements of existing systems. Research and development expenses also increased due to the inclusion of $0.7 million of expense at Bennett and XRE.

        Interest income increased to $1.4 million in the three months ended June 29, 1996, from $0.9 million in the three months ended July 1, 1995, primarily as a result of interest income earned on invested proceeds from the August 1995 public offering of ThermoLase common stock and the November 1995 and January 1996 private placements of Trex Medical common stock.

        During the three months ended July 1, 1995, the Company recorded a gain on issuance of stock by subsidiary of $1.7 million in connection with the June 1995 private placement of ThermoLase common stock.

                                       11PAGE

                             THERMOTREX CORPORATION

   Three Months Ended June 29, 1996, Compared With Three Months Ended July 1, 1995 (continued)

        The effective tax rates in both periods differ from the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes, offset in fiscal 1995 by the nontaxable gain on issuance of stock by subsidiary.

   Nine Months Ended June 29, 1996, Compared With Nine Months Ended
   July 1, 1995

        Total revenues increased 62% to $128.6 million in the nine months ended June 29, 1996, from $79.4 million in the nine months ended July 1, 1995. Revenues at Trex Medical, excluding intercompany sales, increased 103% to $98.3 million in the nine months ended June 29, 1996, compared with $48.5 million in the nine months ended July 1, 1995, primarily due to the inclusion of $33.8 million in revenues from Bennett, which was acquired in September 1995, and an increase in revenues at Lorad, excluding intercompany sales, to $62.6 million in the nine months ended June 29, 1996, from $48.5 million in the nine months ended July 1, 1995. Revenues at ThermoLase increased 18% to $20.7 million in the nine months ended June 29, 1996, from $17.6 million in the nine months ended July 1, 1995, primarily due to the inclusion of $1.3 million in SoftLight licensing fees from the Japanese joint venture and $1.2 million of revenues from the Company's first two Spa Thira salons. Advanced Technology Research revenues declined to $9.6 million in the nine months ended June 29, 1996, from $13.4 million in the nine months ended July 1, 1995, primarily due to the reasons discussed in the results of operations for the three months ended June 29, 1996.

        The gross profit margin declined to 40% in the nine months ended June 29, 1996, compared with 43% in the nine months ended July 1, 1995, due to the reasons discussed in the results of operations for the three months ended June 29, 1996.

        Selling, general and administrative expenses as a percentage of revenues declined to 24% in the nine months ended June 29, 1996, from 26% in the nine months ended July 1, 1995, primarily due to increased revenues at Lorad and lower expenses as a percentage of revenues at CBI, offset in part by increased expenses at Spa Thira. Research and development expenses increased to $15.9 million in the nine months ended June 29, 1996, from $11.7 million in the nine months ended July 1, 1995, due to the inclusion of $2.3 million of expense at Bennett and XRE and the Company's continued efforts to develop and commercialize new products as discussed in the results of operations for the three months ended June 29, 1996.

        Interest income increased to $4.3 million in the nine months ended June 29, 1996, from $2.9 million in the nine months ended July 1, 1995, primarily as a result of interest income earned on invested proceeds from the August 1995 public offering of ThermoLase common stock and the November 1995 and January 1996 private placements of Trex Medical common stock.
                                       12PAGE

                             THERMOTREX CORPORATION

   Nine Months Ended June 29, 1996, Compared With Nine Months Ended July 1, 1995 (continued)

        During the nine months ended June 29, 1996, the Company recorded a gain on issuance of stock by subsidiary of $13.5 million in connection with the November 1995 and January 1996 private placements of Trex Medical common stock (Note 2).

        The effective tax rates in both periods differ from the statutory income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes, offset by the nontaxable gains on issuance of stock by subsidiaries.

   Liquidity and Capital Resources

        Consolidated working capital was $96.8 million at June 29, 1996, compared with $103.3 million at September 30, 1995. Included in working capital are cash, cash equivalents, and available-for-sale investments of $80.3 million at June 29, 1996, compared with $87.1 million at September 30, 1995. Of the $80.3 million balance at June 29, 1996, $60.6 million was held by ThermoLase, $2.4 million was held by Trex Medical, and the remainder was held by the Company and its wholly owned subsidiaries. Net cash provided by operating activities during the nine months ended June 29, 1996 was $4.7 million. During this period, the Company expended $8.9 million for property, plant and equipment and $4.4 million for other assets. During the nine months ended June 29, 1996, the Company raised $21.8 million from the issuance of Company and subsidiary common stock.

        In May 1996, Trex Medical acquired XRE for $17.1 million in cash and the repayment of $1.8 million of indebtedness (Note 3).

        Trex Medical has an outstanding letter of intent to acquire Continental X-Ray Corporation and affiliates for approximately $18.2 million in cash, including the repayment of $5.7 million of indebtedness (Note 3). There can be no assurance that this acquisition will be completed.

        ThermoLase has signed leases in Beverly Hills, Denver, Detroit, Houston, and Boca Raton, where it plans to open additional Spa Thira salons. ThermoLase plans to open additional spas in various parts of the United States during the remainder of calendar 1996 and thereafter. Depending on the size of the salon, each facility will require approximately $1.5 million to $2.5 million for such items as leasehold improvements and laser systems.

        In July 1996, Trex Medical sold 2,875,000 shares of its common stock in an initial public offering, and 871,832 shares of its common stock in a concurrent rights offering, at $14.00 per share for net proceeds of approximately $49.1 million (Note 2). Trex Medical plans to use the proceeds for acquisitions, to fund research and development and for working capital and other general corporate purposes.

        The Company believes it has adequate resources to meet its financial needs for the foreseeable future.

                                       13PAGE

                             THERMOTREX CORPORATION

        During the nine months ended June 29, 1996, the Company sold its thermoelectrics and thermionics businesses to two subsidiaries of Thermo Electron. The purchase price for these transactions is the net book value of the assets transferred, currently estimated to be an aggregate of approximately $1.1 million. These businesses were not material to the Company's results of operations or financial position.


   PART II - OTHER INFORMATION

   Item 5 - Other Information

        In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1996 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

        No Assurance of Development and Commercialization of Products Under Development. The Company has several lines of existing products and a number of commercial products under development. Product development involves a high degree of risk, and returns to investors are dependent upon successful development and commercialization of the Company's proposed products. Proposed products based on the Company's technologies will require significant research and development. There can be no assurance that any products developed by the Company will be commercialized or that development will be completed in any particular time frame. In addition, there can be no assurance that the Company will be able to build manufacturing, marketing, and distribution organizations that will be necessary for the successful commercialization of its commercial products under development.

        Uncertain Market  Acceptance.    The success  of the  Company's products
   depends on obtaining favorable perceptions of the Company's products by markets and opinion leaders. ThermoLase's SoftLight process for laser hair-removal is significantly different from current commercially available hair-removal technologies. With any new cosmetic technology, there is substantial risk that the marketplace may not accept or be receptive to the potential benefits of such technology. Market acceptance of the SoftLight process will depend, in large part, upon the ability of ThermoLase to demonstrate to consumers the safety and effectiveness of the SoftLight process and its advantages over other types of hair-removal treatment. There can be no assurance that the SoftLight process will be accepted by the public. The Company's passive microwave camera, Thermo Lase's skin-rejuvenation system, and Trex Medical's full-breast digital imaging system are also significantly different from current technologies and, if successfully developed, will be subject to similar market acceptance risks.

                                       14PAGE

                             THERMOTREX CORPORATION

   Item 5 - Other Information

        Government Regulation;   No Assurance of  Regulatory Approvals.  Certain
   of the Company's products are subject to pre-marketing clearance or approval by the U.S. Food and Drug Administration (the "FDA") and similar agencies in foreign countries. The use or sale of certain of the Company's commercial products under development will require approvals by other government agencies, such as the Federal Aviation Administration. Trex
   Medical's   full-breast   digital    imaging   system   and    ThermoLase's
   skin-rejuvenation system require the completion of human clinical trials prior to submissions for FDA approval. Clinical trials of the digital imaging system and the skin-rejuvenation system are currently under way. At the conclusion of the trials, the Company expects its subsidiaries to submit 510(k) applications for FDA approval, but there can be no assurance that there will be favorable clinical results, which are necessary for such submissions. The process of obtaining FDA approvals is time consuming and expensive. There can be no assurance that the FDA will accept any of such 510(k) applications, and may require additional data or alternative and more time-consuming approval procedures. Furthermore, there can be no assurance that the necessary approvals for any of the products will be obtained on a timely basis, or at all.

        FDA regulations also require continuing compliance with specific standards in conjunction with the maintenance and marketing of products and services that have been approved. If such regulations are not complied with on an ongoing basis, the FDA can enjoin production, seize products, and levy fines.

        Due to the recent development of the SoftLight process, no state has addressed the issue of how to license the use of a laser for hair removal. Although no final determination has been made and no ruling from regulatory authorities has been obtained, the Company recognizes for purposes of commercializing the ThermoLase centers that the operation of the SoftLight process may constitute the practice of medicine. If operation of the SoftLight process is determined to involve the practice of medicine, the degree of physician involvement required in delivering the process is unclear. There can be no assurance that review of the Company's business by courts or health care, tax, labor, and other regulatory authorities that have jurisdiction over matters including, without limitation, the corporate practice of medicine, licensure of facilities, practitioners and equipment and franchising will not result in determinations that could adversely affect the operations of the Company or that the healthcare regulatory environment will not change in a manner that would restrict the Company's proposed operations or limit the expansion of the Company's business or otherwise adversely affect the Company.

        Healthcare Reform; Uncertainty of Patient Reimbursement. The federal government has in the past and may in the future consider, and certain state and local as well as a number of foreign governments are considering or have adopted, healthcare policies intended to curb rising healthcare costs. Such policies include rationing of government-funded reimbursement for healthcare services and imposing price controls upon providers of medical products and services. The Company cannot predict what healthcare reform legislation or regulation, if any, will be enacted in the United States or elsewhere. Significant changes in the healthcare systems in the

                                       15
PAGE

                             THERMOTREX CORPORATION

   United States or elsewhere are likely to have a significant impact over time on the manner in which Trex Medical conducts its business. In addition, the federal government regulates reimbursement of fees for certain diagnostic examinations and capital equipment acquisition costs connected with services to Medicare beneficiaries. Recent legislation has limited Medicare reimbursement for diagnostic examinations. These policies may have the effect of limiting the availability or reimbursement for certain procedures, and as a result may inhibit or reduce demand by healthcare providers for products in the markets in which Trex Medical competes. While the Company cannot predict what effect the policies of government entities and other third party payors will have on future sales of Trex Medical's products, there can be no assurance that such policies would not have an adverse impact on the operations of the Company.

        Technological Developments and Intense Competition. The Company's products do, and will, compete in fields characterized by rapid technological progress and intense competition. New developments in technology may have a material adverse effect on the development or sale of
   some  or  all   of  the   Company's    products  or   render such products
   noncompetitive  or  obsolete.   Other   companies,  many   of  which have
   substantially greater capital resources, marketing experience, research and development staffs and facilities than the Company, are currently engaged in the sale and development of products and technologies that are similar to, and may be competitive with, certain of the Company's products and technologies. There can be no assurance that the Company's current products, products under development, or ability to discover new technologies will be sufficient to enable it to compete effectively with its competitors.

        Although ThermoLase received FDA clearance in April 1995 to commercially market the SoftLight process, ThermoLase is continuing its development of the process. The clinical trials performed during the second half of 1994 to collect the data necessary to support ThermoLase's application to the FDA demonstrated that the SoftLight process is effective at removing hair; however, these trials included a limited number of subjects. ThermoLase is continuing to study the SoftLight process to better understand the effects of the system and to optimize treatment parameters. These studies will also be used to further clarify the duration for which hair will be removed, the number of treatments required to effectively remove hair from a given area, and the effectiveness of the process across a broad range of skin types and anatomical sites. In addition, although ThermoLase has not observed any significant side effects to date, it is continuing to monitor subjects and customers for the development of possible side effects. Failure to further improve the SoftLight process may limit ThermoLase's ability to successfully commercialize the SoftLight process.

        Need  to  Manage  Growth;  Ability  to  Attract  Qualified  Personnel.
   ThermoLase is  experiencing  a  period  of rapid  growth  as    it  comme
   commercial operations of its SoftLight process. ThermoLase presently intends to commercialize the SoftLight process primarily through ThermoLase-owned-and-operated spas and a network of physicians using the
                                       16PAGE

                             THERMOTREX CORPORATION
   process as part of their practices. ThermoLase will be required to recruit and train a large number of personnel for its spas, including medical staff such as physicians, registered nurses, physician assistants, and other personnel. There may be only a limited number of such persons with the requisite skills, and it may become increasingly difficult for ThermoLase to hire such personnel over time. ThermoLase will also be required to recruit qualified physicians for its network of physician practices that offer the SoftLight process. Such qualified physicians may not be available or interested in offering the SoftLight process in their private practices. ThermoLase's commercialization strategy may also significantly strain operational, management, financial, sales and marketing, and other resources. To manage growth effectively, ThermoLase must continue to enhance its systems and controls and successfully expand, train, and manage its employee base and physician network. There can be no assurance that ThermoLase will be able to manage this expansion effectively.

        Intellectual Property Rights Uncertainties and Litigation. The Company places considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes because of the length of time and expense associated with bringing new products through development and the regulatory approval process to the marketplace. Proprietary rights relating to the Company's products will be protected from unauthorized use by third parties only to the extent that they are covered by enforceable patents or are maintained in confidence as trade secrets. Certain technology that may be used in the Company's products is not covered by any patent or patent application and therefore may be the subject of ownership disputes. The Company generally relies on trade secrecy agreements to protect such technology, but there can be no assurance that such agreements will provide meaningful protection or that others will not independently develop substantially equivalent technology. There can be no assurance that patent applications covering the Company's products will be successfully filed or that patents will ultimately issue. Further, even if patents are issued, the protection afforded by such patents and the Company's existing patents will depend upon their scope and validity. In addition, there can be no assurance that the Company's patents will not be challenged. There may be patents or other intellectual property rights owned by others, which if infringed by the Company would permit the owner to prevent the Company from making, selling, or using the affected product or process without a license and to be entitled to damages for past infringement. ThermoLase has from time to time received allegations that the SoftLight process infringes the intellectual property rights of others and may continue to receive such allegations in the future. Protection and defense of intellectual property rights may involve the commitment of large amounts of time and financial resources. Furthermore, the government retains a non-exclusive, royalty-free license to use technology developed under government contracts for government purposes. If the Company decides not to pursue further development of government-sponsored technology, the government could, in certain circumstances, transfer that technology to a third party.

        Fischer Imaging Corporation ("Fischer") sued Trex Medical's Lorad division in April 1992, alleging that Lorad infringes a Fischer patent on a precision mammographic needle-biopsy system. The product in question is

                                       17
PAGE

                             THERMOTREX CORPORATION

   Trex Medical's StereoGuide prone breast-biopsy system. As of June 29, 1996, Trex Medical had sold 509 StereoGuide systems for aggregate revenues of approximately $44.3 million. The suit requests a permanent injunction, treble damages, and attorney's fees and expenses. The Company also is aware of a U.S. patent held by a third party which has been asserted by him against certain automatic exposure-control features included in most of Trex Medical's current mammography systems. As of June 29, 1996, Trex Medical had accrued a $2.3 million reserve in connection with these matters, although given the inherent uncertainty of patent litigation and disputes, no assurance can be given as to the amount which the Company may eventually be required to pay in expenses, or in damages, if the Company is unsuccessful in defending these matters.

        Potential Product Liability. The administration of medical treatments is subject to various risks of physical injury to the patient. The Company maintains product liability insurance, but there is no assurance that this insurance will provide sufficient coverage in the event of a claim. Furthermore, there can be no assurance that the Company will be able to maintain its insurance coverage or that insurance coverage will continue to be available at economically feasible rates.

        Dependence Upon Significant OEM Relationships. A significant portion of Trex Medical's sales are through OEM arrangements with United States Surgical Corporation, General Electric Company, Inc., and the Philips Medical Systems North America Company subsidiary of Philips N.V. Trex Medical's sales depend, in part, on the continuation of these OEM arrangements and the level of end-user sales by such OEMs. There can be no assurance that Trex Medical will be able to maintain its existing, or establish new, OEM relationships.

        Other Factors. Other factors that have affected, and in the future could affect, the results of the Company's publicly held subsidiaries, ThermoLase and Trex Medical, are described in Item 5 of those subsidiaries' Quarterly Reports on Form 10-Q for the quarter ended June 29, 1996, File No. 1-13104 for ThermoLase and File No. 1-11827 for Trex Medical, which information is hereby incorporated by reference.


   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.





                                       18PAGE

                             THERMOTREX CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 2nd day of August 1996.

                                                THERMOTREX CORPORATION



                                                Paul F. Kelleher
                                                --------------------
                                                Paul F. Kelleher
                                                Chief Accounting Officer



                                                John N. Hatsopoulos
                                                --------------------
                                                John N. Hatsopoulos
                                                Chief Financial Officer






                                       19PAGE

                             THERMOTREX CORPORATION

                                  EXHIBIT INDEX


   Exhibit
   Number       Description of Exhibit                                    Page
   -------      -----------------------------------------------------     ----

    11          Statement re: Computation of earnings per share.

    27          Financial Data Schedule.