Form 10-K
period 1996-09-28
THERMOTREX CORP
filed 1996-12-09
CIK 875316

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ___________________________________________
                                    FORM 10-K
    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended September 28, 1996

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                         Commission file number 1-10791

                             THERMOTREX CORPORATION
             (Exact name of Registrant as specified in its charter)

    Delaware                                                       52-1711436
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    10455 Pacific Center Court
    San Diego, California                                          92121-4339
    (Address of principal executive offices)                       (Zip Code)
       Registrant's telephone number, including area code: (617) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

           Title of each class           Name of exchange on which registered
       ----------------------------      ------------------------------------
       Common Stock, $.01 par value            American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
    the filing requirements for at least the past 90 days. Yes [ X ] No [   ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this
    Form 10-K or any amendment to this Form 10-K. [   ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of November 22, 1996, was approximately $304,566,000.

    As of November 22, 1996, the Registrant had 19,170,568 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 28, 1996, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 12, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a)  General Development of Business

         ThermoTrex Corporation (the Company or the Registrant) has two publicly traded subsidiaries, 64%-owned ThermoLase Corporation (ThermoLase) and 80%-owned Trex Medical Corporation (Trex Medical). Through its ThermoLase subsidiary, the Company has developed a laser-based system for the removal of unwanted hair (the SoftLight(SM) system), which is being marketed in the U.S. through ThermoLase's Spa Thira salons and through licensing agreements with physicians, and in foreign countries through joint ventures and other licensing arrangements with companies or individuals that are experienced in those locations. In addition, ThermoLase's wholly owned CBI Laboratories, Inc. (CBI) subsidiary manufactures and markets skin-care and other personal-care products. Through its Trex Medical subsidiary, the Company designs, manufactures, and markets mammography and minimally invasive stereotactic breast-biopsy systems used for the detection of breast cancer, as well as general-purpose and specialty X-ray equipment. The Company also conducts advanced technology research in communications, avionics, X-ray detection, signal processing, advanced-materials technology, and lasers.

         In April 1995, ThermoLase received clearance from the U.S. Food and Drug Administration (FDA) to market services using the SoftLight system, and began earning revenue from the SoftLight system in the first quarter of fiscal 1996* as a result of opening its first commercial salon (Spa Thira) in La Jolla, California, in November 1995. ThermoLase opened additional salons in Dallas in June 1996, in Houston and Beverly Hills in September 1996, in Denver in October 1996, and in Boca Raton in November 1996. ThermoLase also plans to open a spa in suburban Detroit in December 1996 and has signed leases for four additional sites in Greenwich, Connecticut; Manhasset, New York; suburban Minneapolis; and Palm Beach, Florida. Lease negotiations are under way for additional sites.

         In January 1996, ThermoLase entered into a joint venture to market the SoftLight process in Japan, as well as its laser-based skin-rejuvenation process, if and when available. Before opening the first spa in Japan, the joint venture must obtain Japanese regulatory clearance to market the SoftLight process, for which it is presently conducting clinical studies to obtain data to submit to the appropriate Japanese regulatory authorities. ThermoLase currently holds a 50% stake in the joint venture, with an option to increase its ownership to 51% pursuant to a fair-value purchase option.

         In June 1996, ThermoLase initiated a program to license its SoftLight technology to doctors. In this program, ThermoLase licenses its technology to doctors and receives a per-procedure royalty that varies depending on the location treated. ThermoLase also provides the doctors with the lasers and supplies that are necessary to perform the service. A total of 55 doctors were licensees as of December 1, 1996.



    * In September 1995, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest September 30. References to "fiscal 1996," "fiscal 1995," and "1994" herein are for the year ended September 28, 1996, the nine months ended September 30, 1995, and the year ended December 31, 1994, respectively.
                                        2PAGE

         In June 1996, ThermoLase purchased $4.4 million of convertible preferred stock of AntiCancer Incorporated (AntiCancer), representing an approximate 10% equity interest on a fully diluted basis. San Diego-based AntiCancer is developing technology that may have the potential to enhance the effectiveness of the SoftLight process. In this technology, liposomes, which have been proven to be effective delivery agents in other applications, might provide a more efficient method of delivering carbon, which is the primary ingredient in the lotion used in the SoftLight process, to hair follicles. ThermoLase has signed an agreement to license this technology as it pertains not only to hair removal, but also to stimulation of hair growth, suppression of hair growth, and hair coloring.

         In November 1996, ThermoLase entered into a joint venture to market its SoftLight process in France, as well as its laser-based skin-rejuvenation process, if and when available. ThermoLase's partner in the joint venture is an affiliate of Groupe Jacques Dessange, which is a leading provider of premium hair- and skin-care services in France. The joint venture plans to open Spa Thira salons in France and to sublicense to French physicians and others the right to perform services using the SoftLight system.

         In November 1996, ThermoLase entered into a license agreement to allow a third party to market the SoftLight process in Saudi Arabia, as well as its laser-based skin-rejuvenation process, if and when available.

         ThermoLase is investigating other applications for its laser-based technology, and in June 1995 was granted a patent covering a laser-based skin-rejuvenation system, which ThermoLase believes may be used to remove the outer layers of dead skin cells. Carbon dioxide (CO2) lasers have recently been used to remove wrinkles, but their use has been associated with long healing times and, in some cases, undesirable side effects. ThermoLase believes that the skin-rejuvenation process that it is developing will cause less skin damage than existing laser skin treatments that use a CO2 laser. Although the safety of using lasers for skin treatments has been established by several systems that are already approved by the FDA for the removal of birthmarks and tattoos, ThermoLase may not commercially sell its skin-rejuvenation system, or services using the system, until it has received clearance from the FDA. ThermoLase is currently conducting clinical trials and plans to submit a 510(k) application containing clinical data by the end of the second quarter of fiscal 1997.

         In July 1996, the Company completed the public spinout of its Trex Medical subsidiary. Trex Medical issued 2,875,000 shares of its common stock in an initial public offering, and 871,832 shares of its common stock in a concurrent rights offering, for net proceeds of $49.1 million.

         Trex Medical, which was incorporated in September 1995, consists of four operating units: Lorad, Bennett X-Ray Corporation (Bennett), XRE Corporation (XRE), and Continental X-Ray Corporation (Continental). In September 1995, ThermoTrex acquired and subsequently transferred to Trex Medical all of the outstanding capital stock of Bennett; in May 1996, Trex Medical acquired substantially all of the assets and liabilities of
                                        3PAGE

    XRE for approximately $18.5 million in cash, net of cash acquired and including the repayment of debt; and in September 1996, Trex Medical acquired substantially all of the assets and liabilities of Continental for approximately $18.4 million in cash, net of cash acquired and including the repayment of debt.

         Each of Trex Medical's operating units specializes in manufacturing a particular type of imaging equipment for different market segments. Lorad, acquired by the Company in 1992 and transferred to Trex Medical in September 1995, manufactures and markets mammography and minimally invasive stereotactic breast-biopsy systems, which provide a cost-effective, less-invasive alternative to open surgery for the biopsy of suspicious breast lesions. Bennett's product line consists primarily of general-purpose X-ray equipment, but also includes mammography systems, a stereotactic breast-biopsy system, and X-ray units used by chiropractors and veterinarians. XRE manufactures and markets X-ray imaging systems used by interventional cardiologists in the diagnosis and treatment of blockages in coronary arteries and other vessels. XRE also manufactures electrophysiology products that aid doctors in diagnosing and treating cardiac arrhythmia. Continental manufactures and markets a broad line of general-purpose and specialty X-ray systems, including radiographic fluoroscopy (R/F) systems used to diagnose gastrointestinal disorders. Continental also manufactures electrophysiology products and mammography systems.

         Trex Medical is currently developing a full-breast digital mammography system that is intended to yield higher image quality, permit the enhancement of an X-ray image through software, and allow off-site analysis of the X-ray image. Trex Medical believes this technology may also provide better images of dense breast tissue, which is often found in younger women. Trex Medical is currently collecting clinical data to be submitted with its 510(k) application to the FDA, which must grant market clearance before this system can be sold commercially. Trex Medical has designed its new, high-end conventional mammography systems so that radiologists can upgrade to this digital technology when it becomes available. Trex Medical believes that the digital imaging technology being developed for this system may be adaptable to its general and specialized radiography systems, and will seek to develop applications in these markets. Trex Medical is also working on a more advanced version of its existing digital technology, which incorporates a flat-panel, direct-digital detector and could provide even more information for earlier diagnoses.

         The Company continues to focus on applying its core technologies to the development of new commercial products, including a passive microwave camera and a laser communication system called lasercom. The passive microwave camera could be used to enhance safety in aircraft navigation during low-visibility conditions and in certain security applications. The lasercom system could one day be used as a satellite-to-satellite communication system to transmit phone calls, faxes, and video teleconferences across the globe. The Company continues to perform substantial amounts of government-sponsored research and development.

         At September 28, 1996, Thermo Electron Corporation (Thermo Electron) owned 9,711,282 shares of the common stock of the Company,

                                        4PAGE
    representing 51% of such stock then outstanding. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, papermaking and paper-recycling equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

         Thermo Electron intends for the foreseeable future to maintain at least 50% ownership of the Company. This will require the purchase by Thermo Electron of additional shares of Company common stock from time to time as the number of outstanding shares issued by the Company increases. These and any other purchases may be made either on the open market or directly from the Company. During fiscal 1996, Thermo Electron purchased 50,000 shares of the Company's common stock in the open market for a total price of $1.8 million. See Note 6 to Consolidated Financial Statements in the Registrant's Fiscal 1996 Annual Report to Shareholders for a description of outstanding stock options.

    Forward-looking Statements

         Forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. These statements involve a number of risks and uncertainties, including those detailed under the caption "Forward-looking Statements" in the Registrant's Fiscal 1996 Annual Report to Shareholders incorporated herein by reference.

    (b)  Financial Information About Industry Segments

         The Company's business is divided into three industry segments:
    Medical Products manufactured by the Company's Trex Medical subsidiary, Personal-care Products and Services provided by the Company's ThermoLase subsidiary, and Advanced Technology Research. The principal products produced and services rendered by the Company in these three segments are described in detail below. (See "Principal Products and Services.")

         Financial information concerning the Company's industry segments is provided in Note 13 to Consolidated Financial Statements in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.

    (c)  Description of Business

         (i) Principal Products and Services

    Medical Products

         Through its Trex Medical subsidiary, the Company designs, manufactures, and markets mammography and minimally invasive stereotactic breast-biopsy systems used for the detection of breast cancer, as well as general-purpose and specialty X-ray equipment and radiographic fluoroscopy systems. Trex Medical sells its products through a worldwide network of more than 100 independent dealers and, to a lesser extent, on
                                        5PAGE
    a direct basis. In addition to manufacturing and marketing its own systems, the Company manufactures systems and system components as an OEM for other medical equipment companies such as United States Surgical Corporation (U.S. Surgical), the GE Medical Systems division of General Electric Company, Inc. (GE), the Philips Medical Systems North America Company subsidiary of Philips N.V. (Philips), and the Picker International, Inc. subsidiary of GEC, Inc. (Picker International).

    Mammography and Breast-biopsy Systems

         Trex Medical is the world's leading manufacturer of mammography equipment and minimally invasive breast-biopsy systems. Trex Medical's systems are differentiated on the basis of price and performance, with high-end models including the recently introduced Lorad M-IV and the Bennett Contour, which offers a patented tilt C-arm that permits the system to tilt toward, or away from, the patient to allow for imaging of a greater area of the breast. The M-IV incorporates the optional High-Transmission Cellular (HTC)(TM) grid, which reduces X-ray scattering while blocking fewer primary X-rays, resulting in higher-contrast images with lower radiation doses. The Company's lower-priced models include the Lorad M-III and the Bennett MF-150, which do not offer all of the features of the high-end models and are marketed to more cost-conscious consumers. In addition, the Company offers two mobile mammography systems.

         The Company currently has a prototype full-breast digital imaging mammography system and expects to submit data using this prototype to the FDA for clearance, which is required before the Company can commercially market it. The Company is currently developing a next-generation full-breast digital mammography system, which would replace the film with a solid-state detector capable of directly recording the X-ray image in an electronic format. The system is designed to substantially increase image contrast without a significant decrease in image resolution.

         Trex Medical also offers a variety of minimally invasive stereotactic breast-biopsy systems, designed to provide an alternative to surgical breast biopsies. Compared with open surgery, a stereotactic breast-biopsy procedure generally removes only a small tissue sample, resulting in minimal scarring, which can affect the accuracy of future mammograms, and is generally performed under local anesthetic on an outpatient basis, resulting in significantly lower cost. Recent studies indicate that stereotactic needle biopsy is equally effective compared with surgical biopsy in determining whether a suspicious lesion is malignant, and the typical cost of a stereotactic needle-biopsy procedure is approximately one third of the cost of a surgical biopsy. The Company offers a dedicated, prone table called the StereoGuide(R) and upright, add-on systems that can be attached to most of its mammography systems. Trex Medical's StereoGuide system is the subject of a lawsuit alleging infringement of a Fischer Imaging Corporation (Fischer) patent. See "Item 3 - Legal Proceedings."

         Trex Medical offers a digital spot imaging option with all of its stereotactic breast-biopsy systems. Although not capable of imaging the entire breast, digital spot imagers are capable of capturing an area large enough to cover a suspicious lesion. The Company's digital spot
                                        6PAGE
    imaging systems can record and display an X-ray image in approximately 10 seconds. Since the image is recorded in electronic format, a computer can quickly plot the location of the lesion and aim the needle gun once the lesion has been located with a cursor on the computer screen. A stereotactic breast-biopsy procedure using digital spot imaging can be performed in as short a time as 10 minutes, compared with a typical time of 45 minutes using a film-based system.

         The Company believes that demand in the market for mammography systems is driven primarily by technological innovation that result in better image quality. Although growth of the installed base has slowed, demand for new systems continues as older models are replaced with those offering technological innovations. In addition, Trex Medical believes that the market outside the United States will grow as more countries adopt mammography quality standards similar to those recently adopted in the United States. Trex Medical believes that the stereotactic breast-biopsy system market will grow as the procedure becomes more widely accepted by the medical community and as pressures to contain healthcare costs increase.

    General Radiography

         Trex Medical addresses the general radiography (X-ray) market through its Bennett and Continental subsidiaries. Bennett designs, manufactures, and markets office-based X-ray systems, which are basic systems generally used in medical outpatient facilities, such as doctors' offices and surgi-care centers. Bennett has focused on this segment of the market by providing low-cost, reliable systems. Bennett and Continental also design, manufacture, and market more sophisticated and expensive radiographic systems typically used in hospitals and clinics. In addition, Bennett manufactures and markets imaging systems designed specifically for chiropractors and veterinarians.

         The U.S. market for general X-ray systems is stable, and consists primarily of replacement sales as customers upgrade older equipment. Trex Medical believes that the international market is substantially larger than the U.S. market and that the installed base of systems is still growing, particularly in developing countries. Trex Medical has recently expanded its international sales efforts.

         Trex Medical offers two linear tomography systems: the Bennett BT-300 and the Continental Precision Movement Tomography (PMT) radiographic/tomographic system. In a linear tomography procedure, the X-ray tube sweeps over the patient in one direction with the film tray sweeping under the patient in the opposite direction. The resulting image provides an unobstructed view at a desired plane within the patient's body, of the kidneys, for example. The Company believes that for a number of applications its tomography systems may be a cost-effective alternative to computed tomography (CT) scanners.

         The Company believes digital imaging will have significant application in the general and specialized radiographic markets and that the technology it develops for its full-breast digital imaging system may be adaptable to these applications. In general X-ray applications, the Company believes digital imaging will produce better quality images and
                                        7PAGE
    reduce operating costs by eliminating the need for film, processing equipment, and chemicals. In addition, digital imaging will permit the electronic storage of images on magnetic or optical media, as well as the transmission of images to multiple locations. Furthermore, the Company believes digital imaging could make the image intensifiers, which are large and expensive components in certain imaging systems, obsolete.

    Cardiac Catheterization, Angiography, and Electrophysiology

         Through its XRE subsidiary, acquired in May 1996, Trex Medical designs, manufactures, and markets complete cardiac catheterization laboratories (also called cath labs) and positioners for cardiovascular imaging systems. XRE's imaging equipment is used in cath labs where angiography (examination of the blood vessels using X-rays following the injection of a radio-opaque contrast medium) is performed by an interventional cardiologist. The entire system is designed to provide real-time images of the heart and coronary arteries for physicians performing interventional procedures, such as a diagnostic angiogram or balloon angioplasty, which has become a common alternative to open-heart bypass surgery.

         Both XRE and Continental design, manufacture, and sell electrophysiology systems used in the diagnosis and treatment of cardiac arrhythmia, which is characterized by the sudden, erratic beating of the heart and can result in cardiac arrest.

    Radiographic Fluoroscopy Systems

         Through its Continental subsidiary, acquired in September 1996, Trex Medical designs, manufactures and markets R/F products. An R/F system is able to record dynamic events by capturing a series of images in a short period of time. For example, R/F systems are used for various gastrointestinal procedures to image the progress of a radio-opaque ingested solution (typically barium) through the digestive tract. Continental produces R/F systems that use advanced high-frequency generators that provide pulsed power, resulting in substantially reduced radiation exposure to the patient. Continental's R/F products include the new DigiSpot 2000, a high-speed digital imaging system that records the image in an electronic format, permitting the electronic storage of images on magnetic or optical media and the transmission of images to multiple locations with image quality comparable with film-based systems.

    Personal-care Products and Services

    Laser-based Hair Removal

         ThermoLase's patented SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. Unlike electrolysis, the SoftLight system can disable numerous hair follicles at one time. As a result, ThermoLase believes that it will be able to address a larger market than electrolysis by offering hair removal from large areas, such as the legs. The lasers, which are similar to those used for tattoo and birthmark
                                        8PAGE
    removal, are manufactured for ThermoLase by Trex Medical. The lotion is manufactured by ThermoLase's CBI Laboratories subsidiary.

         In a typical treatment, the area from which hair is to be removed is first waxed to open each hair duct. The lotion is then applied, and the area is scanned with the laser beam. The laser energy passes through the skin and is absorbed by the lotion that has penetrated the hair duct, causing the temperature of the lotion to increase to a level that disables the hair follicles. Each client typically has a series of treatments, for which each Spa Thira currently offers several pricing programs, including fixed fees for one or more treatments and fixed fees for treatments during specified time periods. ThermoLase continues to invest in research and development to improve the efficacy of the system and increase the length of time between treatments.

         In April 1995, ThermoLase received clearance from the FDA to market services using the SoftLight system, and began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial salon (Spa Thira) in La Jolla, California, in November 1995. ThermoLase opened additional salons in Dallas in June 1996, in Houston and Beverly Hills in September 1996, in Denver in October 1996, and in Boca Raton in November 1996. ThermoLase also plans to open a spa in suburban Detroit in December 1996, and has signed leases for four additional sites in Greenwich, Connecticut; Manhasset, New York; suburban Minneapolis; and Palm Beach, Florida. Lease negotiations are under way for additional sites.

         In June 1996, ThermoLase initiated a program to license its SoftLight technology to doctors. In this program, ThermoLase licenses its technology to doctors and receives a per-procedure royalty that varies depending on the location treated. ThermoLase also provides the doctors with the lasers and supplies that are necessary to perform the service. A total of 55 doctors were licensees as of December 1, 1996.

         In January 1996, ThermoLase entered into a joint venture to market the SoftLight process in Japan, as well as its laser-based skin-rejuvenation process, if and when available. Before opening the first spa in Japan, the joint venture must obtain Japanese regulatory clearance to market the SoftLight process, for which it is presently conducting clinical studies to obtain data to submit to the appropriate Japanese regulatory authorities. ThermoLase currently holds a 50% stake in the joint venture, with an option to increase its ownership to 51% pursuant to a fair-value purchase option. During fiscal 1996, ThermoLase received $2.0 million in minimum guaranteed payments in accordance with contractual terms. ThermoLase will receive $1.0 million in minimum guaranteed payments in fiscal 1997, subject to certain exceptions in the event the joint venture is unable to obtain patent protection in Japan on prescribed terms.

         In November 1996, ThermoLase entered into a joint venture to market its SoftLight process in France, as well as its laser-based skin-rejuvenation process, if and when available. The joint venture plans to open Spa Thira salons in France and to sublicense to French physicians and others the right to perform services using the SoftLight system. ThermoLase has committed to provide up to $5.0 million to fund working
                                        9PAGE
    capital requirements of the joint venture in exchange for its 50% stake in the joint venture. ThermoLase's partner in the venture has also committed to fund up to $5.0 million in exchange for its 50% ownership. ThermoLase has licensed the technology to perform the SoftLight process to the joint venture, and will receive a royalty based on the joint venture's revenues.

         In November 1996, ThermoLase entered into a license agreement with a third party, which will market the SoftLight process through Spa Thira salons and sublicensing arrangements in Saudi Arabia, as well as its laser-based skin-rejuvenation process, if and when available. Pursuant to the agreement, ThermoLase will receive up-front fees totaling $1.0 million over a two-year period and a fee based on revenues derived from SoftLight services.

         ThermoLase's existing and planned spas are designed to reflect the environment of a luxurious day spa. ThermoLase believes that the uniformity of its centers will foster brand recognition and facilitate the opening of new spas. ThermoLase advertises the SoftLight system through an advertising and public relations campaign focused on exposure in fashion and health magazines as well as the national news media.

    Skin-care and Other Personal-care Products

         In December 1993, ThermoLase acquired CBI, a designer, developer, manufacturer, and packager of high-quality personal-care products for sale to retailers under its own brand names and as a contract manufacturer under arrangements with third parties. CBI develops and manufactures most of its products using botanicals and herbal extracts, with no animal fats, chemical dyes, or artificial aromas. CBI has the facilities and personnel to develop new product formulations, design packaging layouts, mix and fill formulations, and package final products for distribution. CBI does not manufacture packaging such as containers and boxes, but contracts with third parties for these supplies. CBI has a portfolio of approximately 3,000 formulations, and may manufacture up to 300 different products in a quarter.

         CBI divides its business into three primary groups: Salon, Custom Design, and Store Brands. The Salon group, which represents CBI's original business, develops and manufactures a line of products primarily sold directly by CBI to professional estheticians in skin-care salons and spas. The Custom Design group markets CBI's manufacturing and design services primarily to major retailers and multilevel marketing groups for custom design of private-label product lines. The Store Brands group markets complete proprietary product lines created by CBI, including product formulations, packaging, brand name, and promotional materials, which can be purchased by a customer for sale in its retail outlets as an exclusive product line.

         CBI's marketing and sales strategy varies by product line, but generally includes phone solicitations and local representatives. In addition, ThermoLase expects its network of Spa Thira salons and physicians' offices where SoftLight services are offered to provide a retail outlet for CBI's salon products. To support its marketing activities, CBI attends industry trade shows and advertises in major trade publications.
                                       10PAGE

    Advanced Technology Research

          The Company is currently focusing its advanced technology research efforts in the areas of communications, avionics, X-ray detection, signal processing, materials technology, and lasers. The Company has developed its expertise in these core technologies in connection with government-sponsored research and development.

    Passive Microwave Camera

         The Company is developing a passive microwave camera (PMC) to see objects hidden by fog and clouds and to see through certain opaque objects, such as building partitions. The Company's PMC could thus improve safety in aircraft navigation and provide enhanced surveillance capabilities.

         The Company's PMC is intended to combine the capabilities and advantages of infrared imaging and radar detection to form thermal images at microwave frequencies. Like infrared imaging, but unlike radar, the PMC will be a totally passive device that emits no radiation and can produce real-time video images during the day or night without the clutter typical of radar. Like radar, but unlike infrared imaging, the PMC will have the ability to see through fog, smoke, clouds, and some opaque objects. For example, microwave imaging devices have penetrated cloud cover to produce identifiable images of highways from helicopters. The Company's goal is that its PMC will achieve resolution of objects that are several feet, to several tens of feet, in size at a distance of one mile and that resolution will increase as distances decrease.

         The Company believes the largest potential application of the PMC would be the incorporation of the device into airplanes for use during takeoffs, landings, and taxiing in adverse weather conditions. The Company's PMC is subject to approval by the Federal Aviation Administration (FAA). The U.S. Army has provided approximately $6.0 million in funding for PMC development over the last four years. In fiscal 1996, the U.S. Army Research Laboratory awarded ThermoTrex an additional $4.0 million contract to continue development. Under the previous funding, ThermoTrex built and field-tested a first-generation camera. The additional funding will be used to conduct further upgrades that are intended to improve performance and make the camera more user friendly. In addition, ThermoTrex is developing a flightworthy second-generation camera for in-flight testing. Because the Army is interested in the potential for using this system on unmanned aircraft, the Company plans to develop a new system architecture that is compatible with an unmanned vehicle, with the goal of producing very-high-resolution images from long distances.

         Under a two-year $1.7 million cooperative agreement announced in early 1995, the Company is developing a more compact version of the PMC for the National Aeronautics and Space Administration. Under the terms of this agreement, the Company will provide matching funds of $1.3 million and its subcontractor, Aerojet GenCorp., will contribute $0.8 million.
                                       11PAGE

    Laser Communication System (lasercom)

         The Company is developing a laser communication system called lasercom that could help ease the burden that data transmission is placing on existing communication systems. The commercial lasercom system envisioned by ThermoTrex would employ a constellation of low-earth-orbit satellites. The information being transmitted would be uplinked via radio waves to the closest satellite, then relayed via laser beams to intermediate satellites before being downlinked via radio waves near the recipient.

         Since 1989, the Company has developed lasercom under the sponsorship of The Ballistic Missile Defense Organization, which has provided funding totaling approximately $11.8 million through the end of fiscal 1996. The military would benefit from the speed and security that lasercom could provide. In September 1995, the Company successfully demonstrated the data transmission capability of the system when data were broadcast over a distance of almost 100 miles.

         In September 1996, the Company received a $4.9 million contract (with options for an additional $0.4 million) from the Defense Airborne Reconnaissance Office (DARO) for advanced development of the lasercom system for use on aircraft. Under this contract, the Company will apply its lasercom technology to develop a system that could be used on unmanned reconnaissance aircraft. Lasercom would provide a horizontal communications link to quickly transmit digitized images of the ground below the aircraft, for example, to another unmanned aircraft flying near a command post hundreds of miles away, where the information could be downlinked and analyzed. Under the contract, the Company is developing a fully functional prototype to be tested using small commercial jets.

    Other Projects

         The Company is developing a more advanced version of its existing digital medical imaging technology, which Trex Medical currently incorporates into certain of its mammography systems. This next-generation system would incorporate a flat-panel, direct-digital detector that could provide even more information for earlier diagnoses. This system is based on complementary metal oxide semiconductor (CMOS) technology. The CMOS system would "directly" detect the X-rays and convert them into digital information, as opposed to converting them into visible light first before being digitized, as is the case with the Company's current full-breast digital technology. Trex Medical has the right to license this technology as it pertains to certain medical applications. The Company is also exploring other nonmedical applications for this flat-panel direct-digital technology.

         The Company is currently working on government projects in several areas, including: (1) space surveillance -- Under an $8.0 million contract from the U.S. Air Force Phillips Laboratory that was awarded in 1993, the Company is designing and building a system to produce high-resolution images of low-earth-orbit satellites. (2) ROBS (rapid optical beam steering) laser radar system -- ThermoTrex has developed and extensively tested the ROBS system over the last nine years, supported by more than $23 million in government funding. In fiscal 1996, the Company
                                       12PAGE
    received a three-year $8.8 million contract from the U.S. Naval Air Warfare Center at China Lake, California, to continue development of this system, which is designed to simultaneously track multiple, fast-moving airborne objects with extreme precision. In July 1996, the Company received a $5.9 million contract from the U.S. Army Missile Command to build a new version of ROBS to meet Army specifications.

         One of the Company's long-term research and development programs is the development of a Sonic CT(TM) (Computed Tomography) system that uses acoustic waves to form high-resolution images of breast tissue. The Company has deferred spending additional resources on Sonic CT at the present time, so that it may concentrate its resources more directly on its digital imaging research and development.

         (ii) New Products

         The Company's business includes the research and development of new products. (see "Principal Products and Services.")

         (iii) Raw Materials

         Raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.

         (iv) Patents, Licenses, and Trademarks

         The Company protects its intellectual property through patents, trademarks, and trade secrets, as appropriate. In addition to relying on patents, the Company protects some of its technology as trade secrets and uses trademarks in association with certain products. The Company also enters into licensing arrangements to acquire rights in technology.

         The technology underlying the SoftLight system, including all patents issued thereon, belongs to the Company by virtue of a license agreement executed in February 1993 between ThermoLase and the inventor of the system, which grants ThermoLase an irrevocable, exclusive, worldwide, perpetual license to the technology in exchange for a $0.1 million commitment fee and a royalty equal to 0.25% of revenues generated from the sale or use of the SoftLight system through February 10, 2010.

         Patented inventions of the Company include certain mammography and other X-ray equipment, lasers, telescopes, high-power diamond switches, laser-radar devices, microwave cameras, a laser-based hair-removal process, a Sonic CT system, a wind-shear detector, and methods of producing composites and ultrafine particles. Patent applications are pending on certain mammography equipment, a passive microwave camera, and a free-space laser communication system.

         The Company is a defendant in certain patent litigation and has been notified that it allegedly infringes certain other technologies owned by third parties. See information under the heading "Intellectual
                                       13PAGE

    Property Rights, Uncertainties and Litigation" under the caption "Forward-looking Statements" in the Registrant's Fiscal 1996 Annual Report to Shareholders incorporated herein by reference.

         Several of the Company's patents were the result of research programs funded by the U.S. government. With the exception of a prohibition on disclosure of classified technology, the government does not impose significant restrictions on the Company's use of government-sponsored technology. The government retains a non-exclusive, royalty-free license to use technology developed under government contracts for government purposes, and could, in certain circumstances, transfer all commercial rights to technology to a third party if the Company does not pursue its development.

         (v) Seasonal Influences

         There are no significant seasonal influences on the Company's sales of products and services.

         (vi) Working Capital Requirements

         There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

         (vii) Dependency on a Single Customer

         No single customer accounted for 10% or more of the Company's total revenues in fiscal 1996. Medical Products segment revenues from OEM sales of a modified design of Trex Medical's stereotactic prone breast-biopsy system to U.S. Surgical accounted for 11% of Medical Products segment revenues in fiscal 1996. No single customer accounted for more than 10% of the revenues of the Personal-care Products and Services segment. Advanced Technology Research segment revenues from U.S. government agencies accounted for 85% of that segment's revenues in fiscal 1996. The Company's Advanced Technology Research segment is heavily dependent on government funding through several agencies, and the loss of any of such agencies or customers would have a material adverse effect on this segment.

         (viii) Backlog

         The backlog of firm orders for the Medical Products segment was $65.3 million as of September 28, 1996, compared with $45.4 million as of September 30, 1995. The backlog of firm orders for the Personal-care Products and Services segment was $5.5 million as of September 28, 1996, compared with $4.6 million as of September 30, 1995. The backlog of firm orders for the Advanced Technology Research segment was $17.9 million as of September 28, 1996, compared with $10.6 million as of September 30, 1995. This backlog includes government contract orders that are firm but not yet funded of $1.6 million at September 30, 1995. The Company believes that substantially all of its fiscal 1996 backlog will be completed during fiscal 1997.
                                       14PAGE

         (ix) Government Contracts

         Less than 10% of the Company's total revenues in fiscal 1996 were derived from contracts or subcontracts with the federal government, which are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiations or terminations.

         (x) Competition

    Medical Products

         The healthcare industry in general, and the market for imaging products in particular, is highly competitive. Trex Medical competes with a number of companies, many of which have substantially greater financial, marketing, and other resources than Trex Medical. Trex Medical's competitors include large companies such as GE, Philips, the Siemens Corporation subsidiary of Siemens AG (Siemens), Toshiba American Medical Systems, Inc. and Toshiba America MRI, Inc. (collectively, Toshiba), Shimadzu and Picker International, which compete in most diagnostic imaging modalities, including X-ray imaging. In addition, a significant portion of Trex Medical's sales are to U.S. Surgical, GE, and Philips through OEM arrangements. The products sold through such OEM agreements compete with those offered by Trex Medical and its independent dealers. Trex Medical competes in these markets primarily on the basis of product features, product performance, and reputation as well as price and service. Trex Medical believes that competition is likely to increase as a result of healthcare cost-containment pressures and the development of alternative diagnostic and interventional technologies.

    Personal-care Products and Services

         ThermoLase expects that, in the near term, the principal competitors relative to treatment using the SoftLight system will be electrolysis providers. The electrolysis market is characterized by many small practitioners. Although ThermoLase believes that it has a significant competitive advantage over electrolysis, it does not have the well-established network of client relationships that many electrologists have. In addition, a number of laser manufacturers have announced that they have filed applications with the FDA seeking to obtain clearance to market a laser for hair removal. Although, to date, none of these companies has been successful in obtaining such a clearance, a number of them are currently marketing substantially similar devices for indications other than hair removal. The Company believes that certain of these devices are being used "off-label" for hair removal by some physicians in the U.S. and are being marketed for hair removal in some foreign jurisdictions where regulatory clearance is not as stringent as it is in the United States. ThermoLase's products and services will also compete with other hair-removal products. If ThermoLase's technology is accepted by the general public, it expects that others will seek to develop similar technologies and products that may compete directly with the SoftLight system.
                                       15PAGE

         The professional skin-care and bath-and-body products markets are highly competitive. In selling its Salon product line, CBI competes with a number of small manufacturers and divisions of larger companies. The competition in this market is fragmented with no one competitor dominating the market. In the Custom Design and Store brands groups, CBI competes with numerous contract packaging companies that can prepare and package custom formulations for customers. Some of these competitors have substantially greater financial, marketing, and research and development resources than those of the Company. CBI competes in these markets by offering its customers an exclusive product line that the Company believes can generally be sold at a lower price but with higher margins than CBI's competitors.

    Advanced Technology Research

         The Company competes for its research and development programs principally on the basis of technological innovations. As government funding becomes more scarce, particularly for defense projects, the competition for such funding will become more intense. In addition, as the Company's programs move from the development stage to procurement of large-scale, electro-optical systems, competition is expected to develop and intensify. Some of the Company's competitors for research and development funding and procurement have substantially greater resources than those of the Company.

         As the Company develops commercial products, it expects to encounter competition from various sources, including companies that will have substantially greater technical, marketing, and financial resources than those of the Company. The Company believes that its overall success will depend primarily on its ability to continue to make technological advances.

         (xi) Research and Development

         During the year ended September 28, 1996, the nine months ended September 30, 1995, and the year ended December 31, 1994, the Company incurred approximately $24,986,000, $13,430,000, and $14,172,000, respectively, on internally sponsored research and development programs, and $10,278,000, $11,803,000, and $14,452,000, respectively, on research and development programs sponsored by others. Approximately 268 professional employees were engaged full-time in research and development activities at September 28, 1996.

         (xii) Environmental Protection Regulations

         The Company believes that compliance with federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

         (xiii) Number of Employees

         As of September 28, 1996, the Company had a total of 1,383 employees.

    (d)  Financial Information about Exports by Domestic Operations

         Financial information about exports by domestic operations is summarized in Note 13 to Consolidated Financial Statements in the
                                       16PAGE

    Company's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.

    (e)  Executive Officers of the Registrant

                                    Present Title (Fiscal Year First
         Name                  Age  Became Executive Officer)
         ------------------------------------------------------------------

         Gary S. Weinstein     39   Chief Executive Officer (1996)
         Firooz Rufeh          59   President (1990)
         Dr. Kenneth Y. Tang   49   Senior Vice President (1990)
         Anthony J. Pellegrino 56   Senior Vice President (1992)
         John N. Hatsopoulos*  62   Vice President and Chief Financial
                                      Officer (1990)
         David A. Teitel       33   Vice President, Finance (1996)
         Dr. Brett Spivey      36   Vice President, Commercial Technology
                                      Development (1990)
         Hal Kirshner          55   President and Chief Executive Officer,
                                      Trex Medical Corporation (1992)
         Paul F. Kelleher      54   Chief Accounting Officer (1990)

         * John N. Hatsopoulos and George N. Hatsopoulos, a director of the Company, are brothers.

         Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified, or until earlier resignation, death, or removal. All executive officers, except Messrs. Weinstein, Pellegrino, Teitel, and Kirshner, have held comparable positions for at least five years with the Company or Thermo Electron. Mr. Weinstein has been Chief Executive Officer of the Company since February 1996. Prior to joining the Company, Mr. Weinstein held various positions at Lehman Brothers, including heading its global syndicate and equity capital market group from March 1995 until joining the Company. Mr. Pellegrino is the founder of Lorad and has been Chairman of Lorad since its inception in 1984. Mr. Teitel has been Vice President, Finance, of the Company since August 1996. Prior to joining the Company, Mr. Teitel was Vice President, Finance, of Deknatel Snowden Pencer, Inc. (Deknatel), a manufacturer of specialty surgical products, from May 1995 to August 1996, and was Director of Finance at Deknatel from August 1994 to May 1995. From August 1985 to August 1994, Mr. Teitel held various positions at Arthur Andersen LLP, a professional services firm. Mr. Kirshner has been President of Lorad since February 1991. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.


    Item 2. Properties

         The location and general character of the Company's principal properties as of September 28, 1996, are as follows:

    Medical Products

         Trex Medical owns two office and manufacturing facilities: a 63,500 square-foot facility in Danbury, Connecticut, and a 163,000 square-foot facility in Broadview, Illinois. Trex Medical leases a 120,000
                                       17PAGE
    square-foot office and manufacturing facility in Copiague, New York, under a lease expiring in 2005, and a 156,000 square-foot office and manufacturing facility in Littleton, Massachusetts, under a lease expiring in 2012. Trex Medical has entered into a lease for a new 60,000 square-foot building to be constructed adjacent to its existing facility in Danbury, Connecticut. The lease will commence upon completion of the building, which is expected to occur in December 1996, and has a term of 10 years.

    Personal-care Products and Services

         ThermoLase occupies approximately 213,000 square feet of office and manufacturing space in Carrollton, Texas, under a lease expiring in 2004, through its CBI subsidiary. ThermoLase also occupies approximately 43,000 square feet of retail space in California, Texas, Colorado, and Florida for its Spa Thira salons, under leases expiring from 2000 through 2006.

    Advanced Technology Research

         The Company currently leases 90,000 square feet of office, engineering, and laboratory space in San Diego under a lease expiring in 2006. The Company also leases a 10,000 square-foot office and warehouse facility in San Diego as a tenant-at-will.

         The Company believes that its facilities are in good condition and are suitable and adequate to meet current needs.


    Item 3. Legal Proceedings

         In April 1992, Fischer Imaging Corporation (Fischer) commenced a lawsuit in the United States District Court, District of Colorado, against Lorad, alleging that Lorad's prone breast-biopsy system infringes a Fischer patent on a precision mammographic needle-biopsy system. As of September 28, 1996, the Company had aggregate revenues of approximately $63.1 million from the sale of such systems. The suit requests a permanent injunction, treble damages, and attorneys' fees and expenses. If the Company is unsuccessful in defending this lawsuit, it may be enjoined from manufacturing and selling its StereoGuide system without a license from Fischer. No assurance can be given that the Company will be able to obtain such a license, if required, on commercially reasonable terms, if at all. In addition, the Company may be subject to damages for past infringement. No assurance can be given as to the amount that the Company may eventually be required to pay in expenses or in such damages.


    Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

                                       18PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

         Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6. Selected Financial Data

         The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8. Financial Statements and Supplementary Data

         The Registrant's Consolidated Financial Statements and
    Supplementary Data are included in the Registrant's Fiscal 1996 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.




                                       19PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant

         The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 11. Executive Compensation

         The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 13. Certain Relationships and Related Transactions

         The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                       20PAGE

                                     PART IV


    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a), (d) Financial Statements and Schedules

             (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

             (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

             (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             Item 14

             Information incorporated by reference from Exhibit 13 filed herewith:

                Consolidated Statement of Income
                Consolidated Balance Sheet
                Consolidated Statement of Cash Flows
                Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                Report of Independent Public Accountants

             Financial Statement Schedules filed herewith:

                Schedule II: Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

         (b) Reports on Form 8-K

             None.

         (c) Exhibits

             See Exhibit Index on the page immediately preceding exhibits.


                                       21PAGE

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

    Date: December 5, 1996        THERMOTREX CORPORATION


                                  By: Gary S. Weinstein
                                      ---------------------------------
                                      Gary S. Weinstein
                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 5, 1996.

    Signature                           Title

    By: Gary S. Weinstein              Chief Executive Officer, Chairman
        -------------------------        of the Board, and Director
        Gary S. Weinstein

    By: John N. Hatsopoulos            Vice President, Chief Financial
        -------------------------         Officer, and Director
        John N. Hatsopoulos

    By: Paul F. Kelleher               Chief Accounting Officer
        -------------------------
        Paul F. Kelleher

    By: Morton Collins                 Director
        -------------------------
        Morton Collins

    By: Peter O. Crisp                 Director
        -------------------------
        Peter O. Crisp

    By: Paul F. Ferrari                Director
        -------------------------
        Paul F. Ferrari

    By: Dr. George N. Hatsopoulos      Director
        -------------------------
        Dr. George N. Hatsopoulos

    By: Robert C. Howard               Director
        -------------------------
        Robert C. Howard

    By: Firooz Rufeh                   President and Director
        ------------------------
        Firooz Rufeh

    By: Nicholas T. Zervas             Director
        -------------------------
        Nicholas T. Zervas
                                       22PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


    To the Shareholders and Board of Directors of ThermoTrex Corporation:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoTrex Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 1, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 21 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                Arthur Andersen LLP



    Boston, Massachusetts
    November 1, 1996













                                       23PAGE

  SCHEDULE II

                             THERMOTREX CORPORATION

                        Valuation and Qualifying Accounts
                                 (In thousands)

                             Balance  Provision                        Balance
                                  at    Charged  Accounts                   at
                           Beginning         to   Written               End of
  Description              of Period    Expense       Off   Other (a)   Period
  ----------------------------------------------------------------------------
  Year Ended
    September 28, 1996

      Allowance for
        Doubtful Accounts     $1,141     $  336    $ (163)   $  272    $1,586

  Nine Months Ended
    September 30, 1995

      Allowance for
        Doubtful Accounts     $  643     $  178    $    -    $  320    $1,141

  Year Ended
    December 31, 1994

      Allowance for
        Doubtful Accounts     $  438     $  215    $  (10)   $    -    $  643

  (a) Allowances of businesses acquired during the year as described in Note 4 to Consolidated Financial Statements in the Registrant's Fiscal 1996 Annual Report to Shareholders.






                                       24PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

      3.1      Restated Certificate of Incorporation, as amended (filed as
               Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994, [File No. 1-10791] and incorporated herein by reference).

      3.2 By-Laws of the Registrant, as amended and restated (filed as Exhibit 3.2 to the Registrant's Transition Report on Form 10-K for the transition period January 1, 1995, [File No. 1-10791] through September 30, 1995 and incorporated herein by reference).

     10.1 Asset Transfer Agreement dated December 29, 1990, between Thermo Electron Corporation and the Registrant (filed as
               Exhibit 10(a) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference).

     10.2 Amended and Restated Corporate Services Agreement dated January 3, 1993, between Thermo Electron Corporation and the Registrant (filed as Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-10791] and incorporated herein by reference).

     10.3 Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10(f) to the Registrant's Registration Statement on Form S-1
               [Reg. No. 33-40972] and incorporated herein by reference).

     10.4 Thermo Electron Corporate Charter as amended and restated effective January 3, 1993 (filed as Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-10791] and incorporated herein by reference).

     10.5 Stock Option Agreement granted to Anthony J. Pellegrino dated November 16, 1992 (filed as Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               January 2, 1993 [File No. 1-10791] and incorporated herein by reference).

     10.6      Stock Option Agreement granted to Hal Kirshner dated
               November 16, 1992 (filed as Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               January 2, 1993 [File No. 1-10791] and incorporated herein by reference).

     10.7 Lease dated October 12, 1988 between CBI Laboratories, Inc., Trammell Crow Company No. 91 and Petula Associates Ltd., as amended (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference).
                                       25PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number     Description of Exhibit

     10.8 Lease dated September 1, 1993 between CBI Laboratories, Inc. and Lincoln Valwood, Ltd. (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference).

     10.9 Master Repurchase Agreement dated January 1, 1994 between the Registrant and Thermo Electron Corporation (filed as Exhibit
               10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference).

     10.10 Master Guarantee Reimbursement Agreement dated as of January 1, 1994 among ThermoLase Corporation, the Registrant and Thermo Electron Corporation (filed as Exhibit 10.5 to ThermoLase's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

     10.11 Lease executed February 9, 1995 between LMP Properties Ltd. and the Registrant (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-10791] and incorporated herein by reference).

     10.12 Stock purchase agreement dated as of September 15, 1995, by and among Bennett X-Ray Corporation, ThermoTrex Corporation, and Calvin Kleinman, Robert P. Coe, Walter F. Schneider, and Martin Koening (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated September 14, 1995 [File No. 1-10791] and incorporated herein by reference).

     10.13 Lease dated as of September 15, 1995, by and among the Registrant and BK Realty Associates, L.P. and Calrob Realty Associates (filed as Exhibit 10.26 to the Registrant's Transition Report on Form 10-K for the transition period January 1, 1995 through September 30, 1995 [File No. 1-10791] and incorporated herein by reference).

     10.14     Incentive Stock Option Plan of the Registrant (filed as
               Exhibit 10(h) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993 and 3-for-2 stock split effected in October 1993).

                                       26PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number     Description of Exhibit

     10.15     Nonqualified Stock Option Plan of the Registrant (filed as
               Exhibit 10(i) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993 and 3-for-2 stock split effected in October 1993).

     10.16 ThermoTrex Corporation - ThermoLase Corporation (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as
               Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference).

     10.17     ThermoTrex Corporation - Trex Medical Corporation
               Nonqualified Stock Option Plan (filed as Exhibit 10.73 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

     10.18 Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10(j) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference).

     10.19     Directors Stock Option Plan of the Registrant (filed as
               Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-10791] and incorporated herein by reference).

               In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron Corporation for services rendered to the Registrant or such affiliated corporations. Such plans were filed as Exhibits 10.21 through 10.44 to the Annual Report on Form 10-K of Thermo Electron for the fiscal year ended December 30, 1995 [File No. 1-8002] and as Exhibit 10.19 to Trex Medical Corporation's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 [File No. 1-11827] and are incorporated herein by reference.

     10.20 Operating Agreement of ThermoLase Japan L.L.C. dated as of January 22, 1996 between ThermoLase Corporation and Fox River Japan Partners, L.P. (filed as Exhibit 10.1 to ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

                                       27PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number     Description of Exhibit

     10.21 License Agreement dated as of January 22, 1996 between ThermoLase Corporation and ThermoLase Japan L.L.C. (filed as
               Exhibit 10.2 to ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.22 Option Agreement dated as of January 22, 1996 between ThermoLase Corporation and Fox River Japan Partners, L.P. (filed as Exhibit 10.3 to ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.23 License Agreement dated as of October 30, 1995 between ThermoLase Corporation and Ronald G. Wheeland, M.D., Professional Corporation (filed as Exhibit 10.4 to
               ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.24 Management Agreement dated as of October 30, 1995 between ThermoLase Corporation and Ronald G. Wheeland, M.D., Professional Corporation (filed as Exhibit 10.5 to
               ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.25 Sublease Agreement dated as of October 30, 1995 between ThermoLase Corporation and Ronald G. Wheeland, M.D., Professional Corporation (filed as Exhibit 10.6 to
               ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.26 Lease dated as of April 12, 1995 between ThermoLase Corporation and The Goldberg Family Trust (filed as Exhibit
               10.7 to ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.27 Lease dated as of December 8, 1995 between ThermoLase Corporation and Canon Properties (filed as Exhibit 10.8 to ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.28 Lease dated as of January 17, 1996 between ThermoLase Corporation and Trammell Crow Equity Partners (filed as
               Exhibit 10.9 to ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).
                                       28PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number     Description of Exhibit

     10.29 Lease dated as of December 20, 1995, between Melvyn J. Powers and Mary P. Powers D/B/A M&M Realty and Trex Medical Corporation as amended (filed as Exhibit 10.14 to Trex Medical's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.30 Lease dated May 29, 1996 between John K. Grady, Trustee of Concord Associates Foster Street Trust and XRE Corporation (filed as Exhibit 10.89 to Trex Medical's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.31 Asset Purchase Agreement dated September 4, 1996 by and among CXR Acquisition Corp., Trex Medical Corporation, Continental X-Ray Corporation, Alphatek Corporation, Broadview Manufacturing Corporation, Haymarket Square Associates, Advanced Medical Imaging, Inc., Trans-Continental X-ray Corporation and the Stockholders and Partners thereof (filed as Exhibit 10.21 to Trex Medical's Registration Statement on Form S-1 [Reg. No. 333-15381] and incorporated herein by reference).

     10.32 Master Joint Venture Agreement dated as of October 30, 1996 among ThermoLase Corporation, Franklin Holdings, S.A. and Yves Micheli (filed as Exhibit 10.26 to ThermoLase's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 [File No. 1-13104] and incorporated herein by reference).

     10.33 SoftLight and Spa Thira Franchise and License Agreement dated as of November 8, 1996 between ThermoLase Corporation and Medical Supply & Service Co. (filed as Exhibit 10.27 to ThermoLase's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 [File No. 1-13104] and incorporated herein by reference).

     10.34 Equipment License Agreement for SoftLight Lasers dated as of November 8, 1996 between ThermoLase Corporation and Medical Supply & Service Co. (filed as Exhibit 10.28 to ThermoLase's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 [File No. 1-13104] and incorporated herein by reference).

     10.35 Promissory Note Due April 30, 1997 issued by the Registrant to Thermo Electron Corporation.

     10.36     Stock Holding Assistance Plan and Form of Promissory Note.

     11        Statement re: Computation of Earnings per Share.
                                       29PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number     Description of Exhibit

    13 Annual Report to Shareholders for the fiscal year ended September 28, 1996 (only those portions incorporated herein by reference).

    21         Subsidiaries of the Registrant.

    23         Consent of Arthur Andersen LLP.

    27         Financial Data Schedule.