Form 10-K/A
THERMOTREX CORP
filed 1997-01-24
CIK 875316

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  __________________________________________

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K
        (mark one)
         X   Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the fiscal year ended
        September 28, 1996

        ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Registrant's telephone number, including area code: (619)
        646-5300

        Securities registered pursuant to Section 12(b) of the Act:

           Title of each class    Name of Exchange on which registered
        Common Stock, $.01 par value        American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least
        the past 90 days. Yes  X    No

        Indicate by check mark if disclosure of delinquent filers
        pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any
        amendment to this Form 10-K. [    ]
PAGE

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of November 22, 1996, was approximately $304,566,000.

        As of November 22, 1996, the Registrant had 19,170,568 shares of Common Stock outstanding.
PAGE

        ThermoTrex Corporation Amendment No. 1
        on Form 10K/A to Annual Report on Form 10-K for the fiscal year ended September 28, 1996



                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Fiscal 1996 Annual Report to
        Shareholders for the year ended September 28, 1996, are incorporated by reference into Parts I and II.

             Part III, Item 10.       Directors and Executive
                                      Officers of the Registrant.

             Part III, Item 11.       Executive Compensation.

             Part III, Item 12.       Security Ownership of Certain
                                      Beneficial Owners and Management.

             Part III, Item 13.       Certain Relationships and
        Transactions.


             The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                   Signatures


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                      THERMOTREX CORPORATION


                                      By:   /s/ Sandra L. Lambert
                                            Sandra L. Lambert
                                            Secretary








                                        1
PAGE

                                                     ATTACHMENT A

                       DIRECTORS AND DIRECTOR COMPENSATION

             Set forth below are the names of the persons nominated as Directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as Directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporation, Thermo Electron, is reported under the caption "Stock Ownership." All of the nominees are currently Directors of the Corporation.

        Morton Collins     Mr. Collins, 61, has been a Director of the
                           Corporation since 1991. Mr. Collins has been a General Partner of DSV Partners III, a venture capital limited partnership, since
                           1981 and a General Partner of DSV
                           Management, Ltd. since 1982.  Since 1985,
                           DSV Management, Ltd. has been a General
                           Partner of DSV Partners IV, a venture
                           capital limited partnership. Mr. Collins is also a director of Kopin Corporation, The
                           Liposome Company and Tandem Computers, Inc.

        Peter O. Crisp     Mr. Crisp, 64, has been a Director of the
                           Corporation since 1991.   Mr. Crisp has been
                           a General Partner of Venrock Associates, a
                           venture capital investment firm, for more
                           than five years. Mr. Crisp is also a
                           Director of American Superconductor
                           Corporation, Apple Computer, Inc., Evans &
                           Sutherland Computer Corporation, Long Island
                           Lighting Company, Thermedics Inc., Thermo
                           Electron, Thermo Power Corporation and
                           United States Trust Corporation.
        Paul F. Ferrari    Mr. Ferrari, 66, a Director of the
                           Corporation since 1990, has been a
                           consultant to Thermo Electron since 1991.
                           Mr. Ferrari was a Vice President of Thermo
                           Electron from 1988 until his retirement at the end of 1990; its Secretary from 1981 to 1990; and its Treasurer from 1967 to 1988.
                           Mr. Ferrari  is also a director of General
                           Scanning Inc., Signal Technology Corporation and Thermedics Inc.






                                        2
PAGE

        George N.          Dr. Hatsopoulos, 70, has been a Director of
        Hatsopoulos        the Corporation since 1988. Dr. Hatsopoulos
                           has been the Chairman of the Board and Chief
                           Executive Officer of Thermo Electron since
                           1956 and its President from 1956 until
                           January 1997. Dr. Hatsopoulos is also a
                           director of Thermedics Inc., Thermo Ecotek
                           Corporation, Thermo Electron, Thermo
                           Fibertek Inc., Thermo Instrument Systems
                           Inc., Thermo Optek Corporation, Thermo Power
                           Corporation and ThermoQuest Corporation.
                           Dr. Hatsopoulos is the brother of Mr. John
                           N. Hatsopoulos, a Director and Vice
                           President and Chief Financial Officer of the
                           Corporation.







































                                        3
PAGE

        John N.            Mr. Hatsopoulos, 62, has been a Director of
        Hatsopoulos        the Corporation and its Vice President and
                           Chief Financial Officer since 1990.  Mr.
                           Hatsopoulos has been President and Chief
                           Financial Officer of Thermo Electron since
                           January 1997 and 1988, respectively. Prior to his appointment as President of Thermo
                           Electron, he was an Executive Vice President from 1986 to 1997. Mr. Hatsopoulos is also a director of Thermedics Inc., Thermo
                           Ecotek Corporation, Thermo Fibertek Inc.,
                           Thermo Instrument Systems Inc., Thermo Power
                           Corporation and Thermo TerraTech Inc.  Mr.
                           Hatsopoulos is the brother of Dr. George N.
                           Hatsopoulos, a Director of the Corporation.

        Robert C.          Mr. Howard, 66, has been a Director of the
        Howard             Corporation since 1988 and Chairman of the
                           Board from 1988 to February 1996.  Mr.
                           Howard has been an Executive Vice President
                           of Thermo Electron since 1986 until his
                           retirement in January 1997. He is also a
                           Director of Thermedics Inc., Thermo
                           Cardiosystems Inc.,  Thermo Instruments
                           Systems Inc., ThermoLase Corporation, Thermo
                           Power Corporation and Trex Medical
                           Corporation.
        Firooz Rufeh       Mr. Rufeh, 59, has been a Director of the
                           Corporation and its President and Chief
                           Executive Officer since 1988. Mr. Rufeh has been Vice Chairman of the Board since
                           February 1996 and Chairman of the Board from 1988 to February 1996. Mr. Rufeh has been a
                           Vice President of Thermo Electron since
                           1986.  Mr. Rufeh is also a director of
                           ThermoLase Corporation and Trex Medical
                           Corporation.

















                                        4
PAGE

        Gary S.            Mr. Weinstein, 39, has been  Chairman of the
        Weinstein          Board, Chief Executive Officer and a
                           Director of the Corporation since February
                           1996.  Mr. Weinstein has been a Managing
                           Director of Lehman Brothers Inc. from 1992 until February 1996, serving most recently as Managing Director, head of Global
                           Syndicate and Equity Capital Markets since
                           March 1995.  Prior to that appointment, Mr.
                           Weinstein served in various positions at Lehman Brothers since joining the firm in 1988, including head of Equities in Europe, head of Equity New Issues in North and South
                           America and head of Global Convertible
                           Securities.  Mr. Weinstein is also a
                           director of ThermoLase Corporation and Trex
                           Medical Corporation.

        Nicholas T.        Dr. Zervas, 67, has been a Director of the
        Zervas             Corporation since 1992.  Dr. Zervas has been
                           Chief of Neurological Service at
                           Massachusetts General Hospital since 1977.
                           Dr. Zervas is also a director of Thermedics
                           Inc., Thermo Cardiosystems Inc. and
                           ThermoLase Corporation.

                Committees of the Board of Directors and Meetings

             The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside Directors. The present members of the Audit Committee are Mr. Collins (Chairman), Mr. Crisp and Mr. Ferrari. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Mr. Crisp (Chairman), Mr. Collins and Dr. Zervas. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock-based compensation plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met eleven times, the Audit Committee met three times and the Human Resources Committee met five times during fiscal 1996. Each Director attended at least 75% of all meetings of the Board of Directors and Committees on which he served held during fiscal 1996.

        Compensation of Directors

        Cash Compensation
             Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside Directors") receive an annual retainer of $4,000 and a fee of $1,000 per day for
                                        5
PAGE
        attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Payment of outside Directors' fees is made quarterly. Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard, Mr. Rufeh and Mr. Weinstein are all employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as Directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings.

        Deferred Compensation Plan for Directors
             Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a Director has the right to defer receipt of his cash fees until he ceases to serve as a Director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 22,500 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of September
        28, 1996, deferred units equal to 3,971.23   shares of Common
        Stock were accumulated under the Deferred Compensation Plan.

        Directors Stock Option Plan

             In 1991, the Corporation adopted a directors stock option plan (the "Directors Plan"), which was amended in 1995. The Directors Plan provides for the grant of stock options to purchase shares of Common Stock to outside Directors as
        additional compensation for their service as Directors.   Under
        the Directors Plan, outside Directors are automatically granted
        options to purchase 1,000 shares of Common Stock annually.   In
        addition, the Directors Plan provides for the automatic grant every five years of options to purchase 1,500 shares of the common stock of a majority-owned subsidiary of the Corporation that is "spun out" to outside investors.

             Prior to January 1, 1996, the Directors Plan provided for
        the grant of stock options upon a Director's initial appointment.
                                        6
PAGE

        Outside Directors appointed before the amendment of the plan received an option to purchase 21,600 shares of Common Stock upon their initial appointment or election. Options granted prior to 1995 are immediately exercisable, subject to restrictions upon transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the Director ceases to serve as a Director of the Corporation or another Thermo Electron company. Such repurchase rights lapse ratably over a five-year period, commencing with the first anniversary of the grant date. These options expire on the seventh anniversary of the grant date, unless the Director dies or otherwise ceases to serve as a Director of the Corporation or any other Thermo Electron company prior to that date. The grant of options upon a Director's appointment was discontinued on December 31, 1995, pursuant to the terms of the plan, as amended.

             Pursuant to the amended Directors Plan, outside Directors receive an annual grant of options to purchase 1,000 shares of Common Stock at the close of business on the date of each Annual Meeting of Stockholders of the Corporation to each outside Director then holding office. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options are subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a Director of the Corporation or another Thermo Electron company prior to the first anniversary of the grant date.

             In addition, under the amended Directors Plan, outside Directors are automatically granted options to purchase 1,500 shares of common stock of each majority-owned subsidiary that is "spun out" to outside investors. The grant occurs on the close of business on the date of the first Annual Meeting of Stockholders next following the subsidiary's spinout, which is the first to occur of either an initial public offering of the subsidiary's common stock or a sale of such stock to third parties in an arms-length transaction. The options granted vest and become exercisable on the fourth anniversary of the date of grant, unless prior to such date the subsidiary's common stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended ("Section 12 Registration"). In the event that the effective date of Section 12 Registration occurs before the fourth anniversary of the grant date, the option will become exercisable 90 days after the effective date and the shares acquired upon exercise will be subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the Director ceases to serve as a Director of the Corporation or another Thermo Electron company. In the event of Section 12 Registration, the restrictions and repurchase rights shall lapse or be deemed to lapse at the rate of 25% per year, starting with the first

                                        7
PAGE
        anniversary of the grant date. These options expire after five years.

             The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price paid per share by third parties in an arms-length transaction prior to the option grant. An aggregate of 225,000 shares of Common Stock has been reserved for issuance under the Directors Plan.

        STOCK OWNERSHIP

             The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron, and ThermoLase Corporation ("ThermoLase") and Trex Medical Corporation ("Trex Medical"), each a majority-owned subsidiary of the Corporation, as of December 28, 1996, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director and nominee for Director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all Directors and executive officers as a group.

             While certain Directors and executive officers of the Corporation are also Directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo Electron.











                                           Thermo
                             ThermoTrex   Electron                Trex
            Name (1)        Corporation Corporation ThermoLase   Medical
                                (2)         (3)         (4)        (5)

   Thermo Electron            9,847,540         N/A        N/A         N/A
   Corporation (6)

   Morton Collins                24,513           0     13,504       2,164

   Peter O. Crisp                43,094      98,696     68,889      14,845

   Paul F. Ferrari               28,400      45,603     24,623       3,075

   George N. Hatsopoulos         48,476   3,527,279     31,125      41,188

   John N. Hatsopoulos           23,844     566,768     63,503      40,983

   Robert C. Howard              35,554     194,493     70,181      43,174

   Hal Kirshner                  93,321     117,824     62,086     285,000

   Anthony J. Pellegrino        807,021     115,875    408,582     147,512

   Firooz Rufeh                 100,541     133,286    260,694      93,600

   Brett A. Spivey               70,932      19,548     41,749      21,810

   Kenneth Y. Tang               79,516      26,204    354,318      48,706

   Gary S. Weinstein            110,000     160,412    168,044     315,000

   Nicholas T. Zervas            28,156           0     86,737       1,500

   All Directors and          1,513,768   5,160,986  1,742,335   1,069,557
   current executive
   officers as a group (15 persons)





        (1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron, ThermoLase and Trex Medical beneficially owned consist of shares owned by the indicated person, and all share ownership includes sole voting and investment power.

        (2) Shares of the Common Stock beneficially owned by each Director and executive officer and by all Directors and executive officers as a group exclude 9,847,540 shares beneficially owned by Thermo Electron, as to which shares each Director and executive officer and all members of such group disclaim beneficial ownership. Shares of the Common Stock beneficially owned by Mr. Collins, Mr. Crisp, Mr. Ferrari, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard, Mr. Kirshner, Mr. Pellegrino, Mr. Rufeh, Dr. Spivey, Dr. Tang, Mr. Weinstein, Dr. Zervas and all Directors and executive officers as a group include 17,710,
                                        8
PAGE

        27,800, 27,650, 36,600, 21,000, 31,320, 73,000, 134,500, 66,000,
        67,969, 63,318, 100,000, 26,200 and 713,467 shares,
        respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Collins, Mr. Crisp, Dr. Zervas and all Directors and executive officers as a group include 164, 1,850, 1,956 and 3,970] full shares, respectively, that had been allocated through December 28, 1996, to their respective accounts maintained under the Corporation's Deferred
        Compensation Plan for Directors.   Shares beneficially owned by
        Mr. Ferrari include 750 shares held in trust.   Shares
        beneficially owned by Dr. G. Hatsopoulos include 160 shares held by Dr. G. Hatsopoulos' spouse. Shares beneficially owned by Mr. Pellegrino include 10,408 shares held in a trust of which Mr. Pellegrino's spouse is the trustee for the benefit of Mr. Pellegrino's minor child. Shares beneficially owned by Dr. Tang include 2,025 shares held by Dr. Tang's daughter. As of December 28, 1996, no Director or executive officer beneficially owned more than 1.0% of the Common Stock outstanding as of December 28, 1996, other than Mr. Pellegrino, who beneficially owned approximately 4.1% of the Common Stock; all Directors and executive officers as a group beneficially owned 7.6% of the Common Stock outstanding as of such date.

        (3) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock effected in May 1996. Shares of the common stock of Thermo Electron beneficially owned by Mr. Crisp, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard, Mr. Kirshner, Mr. Pellegrino, Mr. Rufeh, Dr. Spivey, Dr. Tang, Mr. Weinstein and all Directors and executive officers as a group include 9,375, 1,499,500, 429,685, 47,361, 116,025,
        115,875, 90,560, 13,853, 23,850, 160,075 and 2,613,733
        shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard and all Directors and executive officers as a group include 2,317, 1,934, 3,040 and 8,615 full shares, respectively, allocated to their respective accounts maintained pursuant to Thermo Electron's Employee Stock Ownership Plan. Shares beneficially owned by Mr. Crisp and all Directors and executive officers as a group include 44,677 full shares, allocated through September 28, 1996 to Mr. Crisp's account maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Mr. Ferrari include 7,312 shares held in a trust for the benefit of Mr. Ferrari and 13,062  shares held in a trust for the benefit of Mr. Ferrari's spouse. Shares beneficially owned by Dr. G. Hatsopoulos include 89,601 shares held by Dr. G. Hatsopoulos' spouse, 168,700 shares held by a QTIP Trust for Dr.
        G. Hatsopoulos' spouse and 399,937 shares held by a family trust
        of which Dr. G. Hatsopoulos' spouse is trustee.    As of December
        28, 1996, no Director or executive officer beneficially owned more than 1% of the outstanding Thermo Electron common stock, other than Dr. G. Hatsopoulos, who beneficially owned 2.3% of
                                        9
PAGE
        such common stock; all directors and executive officers as a group beneficially owned approximately 3.4% of the Thermo Electron common stock outstanding as of December 28, 1996.

        (4) Shares of the common stock of ThermoLase beneficially owned by Mr. Collins, Mr. Crisp, Mr. Ferrari, Dr. G. Hatsopoulos, Mr.
        J. Hatsopoulos, Mr. Howard, Mr. Kirshner, Mr. Pellegrino, Mr. Rufeh, Dr. Spivey, Dr. Tang, Mr. Weinstein, Dr. Zervas and all Directors and executive officers as a group include 13,504, 22,508, 22,508, 28,800, 53,800, 43,200, 36,400, 72,000, 44,240,
        32,000, 304,000, 100,000, 67,068  and 9,22,028 shares,
        respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options.  Shares beneficially owned by Mr. Crisp  include 11,446 shares  owned by Mr. Crisp's spouse, as to which shares  Mr.
        Crisp disclaims beneficial ownership.  Shares beneficially owned by Dr. G. Hatsopoulos include 32 shares held by his spouse. Shares beneficially owned by Mr. Ferrari include 2,115 shares held in a trust of which Mr. Ferrari is a trustee.
        Shares beneficially owned by Mr. Pellegrino include 2,082 shares held in a trust of which Mr. Pellegrino's spouse is the trustee
        for the benefit of his minor child.    Shares beneficially owned
        by Dr. Tang include 3,878  shares held by Dr. Tang's daughter.
        As of December 28, 1996, no Director or executive officer beneficially owned more than 1% of the common stock outstanding of ThermoLase, other than Mr. Pellegrino, who beneficially owned 1.0% of such common stock; all Directors and executive officers as a group beneficially owned approximately 4.2% of the ThermoLase common stock outstanding as of such date.

        (5) Shares of the common stock of Trex Medical beneficially owned by Mr. Collins, Mr. Crisp, Mr. Ferrari, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard, Mr. Kirshner, Mr. Pellegrino, Mr. Rufeh, Dr. Spivey, Dr. Tang, Mr. Weinstein, Dr. Zervas and all Directors and executive officers as a group include 1,500, 2,500, 40,000, 40,000, 40,000, 150,000, 40,000, 40,000, 15,000, 40,000,
        300,000, 1,500   and 723,000  shares, respectively, that
        such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Ferrari consist of 1,075 shares held in a trust of which Mr. Ferrari is the trustee. Shares beneficially owned by Mr. Rufeh include 53,600 shares owned by the Rufeh Family Trust of which Mr. Rufeh is the trustee. As of December 28, 1996, no Director or executive officer beneficially owned more than 1% of the outstanding common stock of Trex Medical, other than Mr. Weinstein, who beneficially owned 1.07% of such common stock; all Directors and executive officers as a group owned 3.6% of such outstanding common stock as of such date.

        (6) Thermo Electron beneficially owned 51.3 % of the Common Stock outstanding as of December 28, 1996. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02254-9046. As of December 28, 1996, Thermo Electron had the power to elect all of the members of the Corporation's Board of Directors.

                                       10
PAGE

        Section 16(a) Beneficial Ownership Reporting Compliance

             Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1996,
        except in the following instances.   Mr. Anthony J. Pellegrino
        failed to report a charitable gift of 2,500 shares on July 9, 1996 on his Form 5 for the fiscal year ended September 28, 1996. In addition, Thermo Electron, the beneficial owner of more than 10% of the Common Stock, filed Forms 4 for the months of March 1996, May 1996, July 1996 and August 1996 late by eight days, two days, 35 days and 28 days, respectively. These Forms 4 reported a total of 23 transactions consisting of the exercise of options to purchase shares of Common Stock from Thermo Electron by its employees in transactions ranging in size from 85 to 900 shares, and two transactions consisting of the lapse of such options to purchase 180 and 135 shares without exercise. Thermo Electron's
         Form 4 for the month of July 1996 was filed eight days late, and reported the purchase of 50,000 shares of Common Stock.

                             EXECUTIVE COMPENSATION

        Summary Compensation Table

             The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer, its former chief executive officer, and its four other most highly compensated executive officers (the "named executive officers") for the last full fiscal year from October 1, 1995 to September 28, 1996 ("fiscal 1996") and for the nine-month period from January 1, 1995 to September 30, 1995 ("fiscal 1995"), reflecting a change in the Corporation's fiscal year-end to the 52 or 53 week period ending on the Saturday nearest September 30, and for two preceding full fiscal years ("fiscal 1994" and "fiscal 1993").

             The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.
        Summary Compensation Table


                                       11
PAGE





                                     Summary Compensation Table

                                                       Long Term
                                                      Compensation
                                                       Securities

                                                      Underlying
                                                        Options
       Name and                                         (No. of
       Principal    Fiscal  Annual Compensation       Shares and     All Other
       Position      Year   Salary        Bonus       Company) (3)  Compensation
                                                                        (4)

   Gary S.           1996  $145,833      $200,000(2) 100,000 (TKN)  $10,256(6)
   Weinstein (5)
    Chief Executive                                  100,000 (TLZ)
    Officer                                          300,000 (TXM)

   Firooz Rufeh (7)  1996  $185,750      $100,000(2)      --         $6,750
    President and
    Former Chief
    Executive        1995  $136,500 (1)  $118,000         --         $7,058
    Officer
                     1994  $175,000      $153,000         --         $6,423

                     1993  $169,200      $116,000     30,000 (TKN)   $6,746
                                                     480,000 (TLZ)
                                                          --
PAGE





   Hal Kirshner (8)  1996  $192,500      $200,000(2) 150,000 (TXM)   $5,344
    President and
    Chief
    Executive,
    Officer, Trex                                        150 (TMO)
    Medical                                            2,000 (TBA)
    Corporation                                        2,000 (TFG)
                                                       2,000 (TLT)
                                                       6,000 (TOC)

                                                       6,000 (TMQ)
                                                       2,000 (TSR)
                     1995  $150,000 (1)  $200,000         --         $7,005

                     1994  $200,000      $180,000     15,000 (TMO)   $6,750

                     1993  $200,000      $175,000     22,000 (TKN)   $2,249
                                                      36,400 (TLZ)
                                                       9,000 (TMO)

   Kenneth Y. Tang   1996  $156,500       $50,000(2)  40,000 (TXM)   $6,975
   (9) Senior Vice
   President         1995  $114,000 (1)   $45,000         --         $6,578

                     1994  $145,000       $50,000         --         $6,750

                     1993  $138,000       $38,000     15,000 (TKN)   $6,868
                                                     304,000 (TLZ)
                                                      10,350 (TMO)

   Brett A. Spivey   1996  $123,750       $42,000(2)  15,000 (TXM)   $7,094
    Vice President
                     1995   $90,000 (1)   $40,000         --         $6,968

                     1994  $116,000       $36,000         --         $6,701

                     1993  $111,000       $33,000     30,000 (TKN)   $6,208
                                                      32,000 (TLZ)
                                                       6,750 (TMO)



        (1) Annual compensation for executive officers is reviewed and determined on a calendar year basis, even though the Corporation's fiscal year ends in September. The Corporation changed its fiscal year-end to September from December in 1995, and as a consequence, the salary data for fiscal 1995 reflects salary paid during the nine-month period from January 1, 1995 to September 30, 1995. Salary data for subsequent fiscal years represents salary paid during the Corporation's full fiscal year.

        (2) The bonus amount presented for fiscal 1995 represents the bonus paid for performance during calendar 1995. Bonuses have not yet been determined for calendar 1996; therefore, the bonus amounts shown for fiscal 1996 are estimates.

        (3) Options to purchase Common Stock of the Corporation awarded to the named executive officers are followed by the designation "TKN." Mr. Weinstein and Mr. Rufeh have been granted certain options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation and its subsidiaries, ThermoLase (designated in the table as "TLZ") and Trex Medical (designated in the table as "TXM"), from time to time by Thermo Electron or its other subsidiaries. These options are not reported here as they were granted as compensation for service to the other Thermo Electron companies in capacities other than in their capacities as officers of the Corporation. The named executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron and certain its other subsidiaries as part of Thermo Electron's stock option program in their capacities as officers of the Corporation. Options have been granted during the period covered by the table to the named executive officers in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ) and Thermo Sentron
        Inc. (designated in the table as TSR).   The shares of common
        stock of Thermo Electron reported in the table reflect a three-for-two stock split effected in May 1996.

        (4) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan or, as to Mr. Pellegrino and Mr. Kirshner for fiscal 1993, the LORAD 401(k) plan.

        (5)  Mr. Weinstein was appointed the Corporation's Chief
        Executive Officer effective as of February 26, 1996. He is also a vice president of Thermo Electron. Reported in the table under
                                       12
PAGE

        "Annual Compensation" and "All Other Compensation" are total amounts paid to Mr. Weinstein for his service in all capacities to Thermo Electron companies. The Human Resources Committee of the Board of Directors of the Corporation reviews total annual compensation to be paid to Mr. Weinstein from all sources within the Thermo Electron organization and approves the allocation of a percentage of annual compensation (salary and bonus) for the time he devotes to the affairs of the Corporation. For fiscal 1996, 50% of Mr. Weinstein's annual compensation was allocated to the Corporation.

        (6) Represents the amount of compensation attributable to an interest-free loan provided to Mr. Weinstein pursuant to the Corporation's Stock Holding Assistance Plan. See "Relationship with Affiliates - Stock Holding Assistance Plan."

        (7) Prior to January 1997, Mr. Rufeh served as a vice president of Thermo Electron, as well as the president of the Corporation. He also served as the chief executive officer of the Corporation until February 1996. Reported in the table under "Annual Compensation" and "All Other Compensation" are total amounts paid to Mr. Rufeh for his service in all capacities to Thermo Electron companies. The Human Resources Committee of the Board of Directors of the Corporation reviews total annual compensation to be paid to Mr. Rufeh from all sources within the Thermo Electron organization and approves the allocation of a percentage of annual compensation (salary and bonus) for the time he devotes to the affairs of the Corporation. For 1996, 1995, 1994 and 1993, 75%, 65% , 80% and 81%, respectively, of Mr. Rufeh's annual compensation was allocated to the Corporation.

        (8) Mr. Pellegrino and Mr. Kirshner were first appointed executive officers of the Corporation in November 1992 in connection with the acquisition of LORAD Corporation by the Corporation. The salary and bonus for each of Mr. Pellegrino and Mr. Kirshner are determined by employment agreements entered into with the Corporation at the time LORAD Corporation was acquired. Mr. Pellegrino also serves as a Director of ThermoQuest Corporation, a majority owned subsidiary of Thermo Electron. Options granted to Mr. Pellegrino in his capacity as a Director of ThermoQuest are not included in the table as they were granted for service in a capacity other than in his capacity as an officer of the Corporation.

        (9) Dr. Tang is a senior vice president of the Corporation. Reported in the table under "Annual Compensation" and "All Other Compensation" are total amounts paid to Dr. Tang for his service in all capacities to Thermo Electron companies. The Human Resources Committee of the Board of Directors of the Corporation reviews total annual compensation to be paid to Dr. Tang from all sources within the Thermo Electron organization and approves the allocation of a percentage of annual compensation (salary and bonus) for the time he devotes to the affairs of the Corporation. For 1996, 1995 and 1994, 100%, 90% and 80%, respectively, of Dr.
                                       13
PAGE

        Tang's annual compensation was allocated to the Corporation. Prior to 1994, all of Dr. Tang's annual compensation was allocated to the Corporation.

        Stock Options Granted During Fiscal 1996

             Mr. Weinstein and Mr. Rufeh have been granted options to purchase common stock of Thermo Electron and certain of its subsidiaries from time to time as compensation for service to other Thermo Electron companies in capabilities other than in his capacity as chief executive officer of the Corporation. Accordingly, options granted by Thermo Electron companies other than the Corporation and its subsidiaries have not been reported here. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.

        Options Grants in Fiscal 1996











                                    Options Grants in Fiscal 1996

                              Percent
                                 of
                               Total
                              Options
                              Granted                        Potential Realizable
                 Number of       to                           Value at Assumed
                Securities   Employees     Exercise         Annual Rates of Stock
                Underlying       in          Price  Expirat   Price Appreciation
                  Options      Fiscal         Per     ion            for
      Name      Granted(1)      Year         Share    Date       Option Term
                                                                5%         10%
   Gary S.     100,000 (TKN)      73.6%      $41.98  3/29/03$1,709,000  $3,983,000
   Weinstein   100,000 (TLZ)      21.3%(3)   $26.95  2/23/03$1,097,000  $2,557,000
               100,000 (TXM)       5.7%(3)   $11.00  3/26/08  $875,000  $2,352,000
               100,000 (TXM)       5.7%(3)   $11.00  2/28/08  $875,000  $2,352,000
               100,000 (TXM)       5.7%(3)   $11.00  3/11/08  $875,000  $2,352,000

   Firooz           --               --          --       --        --          --
   Rufeh

   Anthony J.   40,000 (TXM)       2.3%(3)   $11.00  3/26/08  $350,000    $940,800
   Pellegino

   Hal             150 (TMO)      0.01%(3)   $42.79  5/22/99    $1,011      $2,124
   Kirschner     2,000 (TBA)       0.2%(3)   $10.00  3/11/08   $15,920     $42,760
                 2,000 (TFG)       0.4%(3)   $10.00  9/12/08   $15,920     $42,760
                 2,000 (TLT)       0.6%(3)   $10.00  3/11/08   $15,920     $42,760
                 6,000 (TOC)       0.2%(3)   $12.00   4/9/08   $57,300    $153,960
                 6,000 (TMQ)       0.2%(3)   $13.00  3/11/08   $62,100    $166,800
PAGE





                 2,000 (TSR)       0.4%(3)   $14.00  3/11/08   $22,280     $59,880
               150,000 (TXM)       8.5%(3)   $11.00  3/26/08$1,312,500  $3,528,000

   Kenneth Y.   40,000 (TXM)       2.3%(3)   $11.00  3/26/08  $350,000    $940,800
   Tang

   Brent A.     15,000 (TXM)       0.9%(3)   $11.00  2/28/08  $131,250    $352,800
   Spivey




        (1) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two stock split effected in May 1996. All of the options granted during the fiscal year are immediately exercisable, except options to purchase ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten- year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.


                                       14
PAGE

        (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

        (3) These options were granted under stock option plans maintained by Thermo Electron and accordingly are reported as a percentage to total options granted to employees of Thermo Electron and its public subsidiaries.

        Stock Options Exercised During Fiscal 1996 and Fiscal Year-End
        Values

             The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options of the Thermo Electron companies held at the end of fiscal 1996 by the named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1996.


                Aggregated Option Exercises In Fiscal 1996 And Fiscal 1996 Year-End Option Valued










              Aggregated Option Exercises In Fiscal 1996 And Fiscal 1996 Year-End Option Valued

                                                     No. of
                                                   Unexercised
                                                   Options at
                              Shares                 Fiscal          Value of
                             Acquired               Year-end        Unexercised
                                on      Value     (Exercisable/    In-the-Money

       Name       Company    Exercise  Realized  Unexercisable)       Options
                                                       (1)

   Gary S.      ThermoTrex         --         --  100,000 /0             $0 /--
   Weinstein
                ThermoLase         --         --  100,000 /0             $0 /--

                Trex Medical       --         --  300,000 /0     $2,775,000 /--


   Firooz Rufeh ThermoTrex         --         --   66,000 /0     $1,760,550 /--
   (2)
                ThermoLase    435,760 $13,167,520  44,240 /0       $923,510 /--

                Trex Medical       --         --   40,000 /0       $370,000 /--


   Anthony J.   ThermoTrex         --         --  134,500 /0     $3,442,288 /--
   Pellegrino
                ThermoLase         --         --   72,000 /0     $1,557,000 /--

                Trex Medical       --         --   40,000 /0       $370,000 /--

                Thermo             --         --  115,875 (3)    $2,953,132 /--
                Electron


   Hal Kirshner ThermoTrex     76,500 $2,079,270   73,000 /0     $1,809,155 /--

                ThermoLase         --         --   36,400 /0       $787,150 /--

                Trex Medical       --         --  150,000 /0     $1,387,500 /--

                Thermo             --         --  116,025 /0 (3) $2,953,132 /--
                Electron
PAGE





                Thermo             --         --    2,000 /0         $7,750 /--
                BioAnalysis

                Thermo             --         --    2,000 /0         $5,250 /--
                Fibergen

                ThermoLyte         --         --        0 /2000         --/ $0(4)

                Thermo Optek       --         --    6,000 /0        $18,000 /--

                ThermoQuest        --         --    6,000 /0         $3,000 /--

                Thermo             --         --    2,000 /0             $0 /--
                Sentron


   Kenneth Y.   ThermoTrex         --         --   63,318 /0     $1,840,598 /--
   Tang
                ThermoLase         --         --  304,000 /0     $6,490,000 /--

                Trex Medical                       40,000 /0       $370,000 /--

                Thermo         19,125   $595,419   23,850 /0       $674,004 /--
                Electron

                Thermo             --         --    3,000 /0        $33,501 /--
                Ecotek

                Thermo             --         --    4,500 /0        $45,563 /--
                Fibertek

   Brett A.     ThermoTrex         --         --   67,969 /0     $1,822,918 /--
   Spivey
                ThermoLase         --         --   32,000 /0       $692,000 /--

                Trex Medical                       15,000 /0       $138,750 /--

                Thermedics         --         --    2,250 /0        $36,574 /--

                Thermo             --         --    1,500 /0        $16,751 /--
                Ecotek

                Thermo         16,147    396,728   13,853 /0       $381,413 /--
                Electron

                Thermo             --         --    4,500 /0        $45,563 /--
                Fibertek



        (1) The shares of the common stock shown in the table have been adjusted to reflect three-for-two stock splits effected by Thermo Electron in May 1996 and Thermo Fibertek Inc. in June 1996. All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary
                                       15
PAGE
        from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date.

        (2) As officers of Thermo Electron, Mr. Weinstein and Mr. Rufeh also hold unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported in the table as they were granted as compensation for service to other Thermo Electron companies in capacities other than in their capacities as officers of the Corporation.

        (3) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to each of Mr. Kirshner and Mr. Pellegrino are subject to the same terms described in footnote
        (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

        (4) No public market existed for the shares as of December 28, 1996. Accordingly, no value in excess of the exercise price has attributed to these options.

        Employment Agreements

             In connection with the acquisition of the LORAD Corporation ("LORAD") in November 1992, the Corporation entered into an employment agreement with each of Mr. Anthony J. Pellegrino and Mr. Hal Kirshner. Mr. Pellegrino's agreement calls for Mr. Pellegrino to serve as Chairman of the Board and Chief Executive Officer of LORAD until December 31, 1995, at a base salary of $250,000 per year plus bonus. Mr. Kirshner's agreement calls for Mr. Kirshner to serve as President and Chief Operating Officer of LORAD until December 31, 1995, at a base salary of $200,000 per year plus bonus.

        Severance Agreements

             In 1988, Thermo Electron entered into severance agreements with several of its key employees, including key employees of the Corporation and other majority-owned subsidiaries. These agreements provide severance benefits if there is a change of control of Thermo Electron that is not approved by the Board of Directors of Thermo Electron and the employee's employment with Thermo Electron or the majority-owned subsidiary is terminated,
                                       16
PAGE
        for whatever reason, within one year thereafter. For purposes of the agreement, a change of control exists upon (i) the acquisition of 50% or more of the outstanding common stock of Thermo Electron by any person without the prior approval of the Board of Directors of Thermo Electron, (ii) the failure of the Board of Directors of Thermo Electron, within two years after any contested election of directors or tender or exchange offer not approved by the board of directors, to be constituted of a majority of directors holding office prior to such event or (iii) any other event that the Board of Directors of Thermo Electron determines constitutes an effective change of control of Thermo
        Electron.   Each of the recipients of these agreements would
        receive a lump-sum benefit at the time of a qualifying severance (as defined below) equal to the highest total cash compensation paid to the employee by Thermo Electron or the majority-owned subsidiary in any 12-month period during the three years preceding the qualifying severance. A qualifying severance exists
        (i) if the employment of the executive officer is terminated for any reason within one year after a change in control of Thermo Electron or (ii) a group of directors of Thermo Electron consisting of directors of Thermo Electron on the date of the severance agreement or, if an election contest or tender or exchange offer for Thermo Electron's common stock has occurred, the directors of Thermo Electron immediately prior to such election contest or tender or exchange offer, and any future directors who are nominated or elected by such directors, determines that any other termination of the executive officer's employment should be treated as a qualifying severance. The benefits to be provided are limited so that the payments would not constitute so-called "excess parachute payments" under applicable provisions of the Internal Revenue Code of 1986. Assuming that severance benefits would have been payable under these agreements as of September 28, 1996, Mr. Rufeh would have received approximately $335,000.

        RELATIONSHIP WITH AFFILIATES

             Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held majority-owned subsidiaries. The Corporation has created ThermoLase Corporation ("ThermoLase") and Trex Medical Corporation ("Trex Medical") as publicly held, majority-owned subsidiaries. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy.
        (The Corporation and the other Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries.")

             Thermo Electron and each of the Thermo Subsidiaries
        recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo
                                       17
PAGE

        Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

             To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

             The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement
                                       18
PAGE
        and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

             As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. Thermo Electron assessed the Corporation an annual fee equal to 1.2% and 1.25% of the Corporation's revenues for these services in calendar 1995 and for periods prior to calendar 1995, respectively. Effective January 1, 1996, the fee was reduced to 1.0% of the Corporation's revenues. The fee may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $1,906,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that such fees are representative of the expense the Corporation would have incurred on a stand-alone basis. For additional items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on costs attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

             A majority-owned subsidiary of Thermo Electron provides contract administration and data processing services to the Corporation. The Corporation was charged $90,000 for such services for fiscal 1996.
                                       19
PAGE

             From time to time, the Corporation may transact business
        with other companies in the Thermo Group.   In fiscal 1996, such
        transactions included the following.

             The Corporation leased two office and research facilities from Thermo Electron under an agreement that was terminated in June 1996. The rental payments made to Thermo Electron during fiscal 1996 were $89,000. In connection with the Corporation's decision to close its Waltham facilities and because Thermo Electron desires to sell these facilities, the Corporation vacated these facilities in June 1996.

             Trex Medical has an arrangement with the Tecomet division of Thermo Electron for the manufacture of Trex Medical's proprietary HTC grid. Under this arrangement Tecomet manufactures the grid for Trex Medical pursuant to written purchase orders. During fiscal 1996, Trex Medical purchased 331 grids for an aggregate purchase price of $397,000 under this arrangement. In addition, Trex Medical paid Tecomet $250,000 during fiscal 1996 for research and development provided by Tecomet in connection with this project. Trex Medical owns the intellectual property rights to the grid.

             Under an arrangement with Thermedics Detection Inc., a subsidiary of Thermedics Inc., a majority-owned subsidiary of Thermo Electron, Trex Medical manufactures an X-ray source that is used as a component to a fill-measuring device produced by Thermedics Detection. Trex Medical manufactures these X-ray sources for Thermedics Detection pursuant to written purchase
        orders.   During fiscal 1996, Thermedics Detection purchased 100
        units from Trex Medical for an aggregate purchase price of $361,000 under this arrangement.

             In September 1995, the Corporation borrowed $8,000,000 from Thermo Electron pursuant to a promissory note, due September 1996, and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points. This note was repaid in September 1996. In September 1996, the Corporation borrowed $2,000,000 from Thermo Electron pursuant to a promissory note, due April 1997, and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points.

             The Corporation sold its thermo electrics and thermionics businesses to two subsidiaries of Thermo Electron, for approximately $860,000, which represents the net book value of the net assets transferred.

             As of September 28, 1996, $40,727,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market
                                       20
PAGE
        funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

             Thermo Electron owned approximately 51% of the Corporation's outstanding Common Stock on December 28, 1996. Thermo Electron intends for the foreseeable future to maintain at least 50% ownership of the Corporation. This may require the purchase by Thermo Electron of additional shares of the Corporation's Common Stock from time to time as the number of outstanding shares issued by the Corporation increases. These and other purchases may be made either in the open market or directly from the Corporation.

             In November 1995, Mr. Crisp and Mr. Rufeh, Directors of the Corporation, and Mr. Kirshner, Mr. Pellegrino and Dr. Spivey, executive officers of the Corporation, purchased from Trex Medical 10,000, 19,600, 100,000, 20,000 and 9,800 shares of Trex
        Medical common stock, respectively, for an aggregate purchase price of $102,500, $200,900, $1,025,000, $205,000 and $100,450,
        respectively, in a private placement of 1,852,000 shares of common stock by Trex Medical at $10.25 per share.

        Stock Holding Assistance Plan

             In 1996, the Corporation adopted a stock holding policy which requires its executive officers to acquire and hold a minimum number of shares of Common Stock. In order to assist the executive officers in complying with the policy, the Corporation also adopted a Stock Holding Assistance Plan under which it may make interest-free loans to certain key employees, including its executive officers, to enable such employees to purchase the Common Stock in the open market. During 1996, Mr. Weinstein received a loan in the principal amount of $375,003.85 under this plan to purchase 10,000 shares. The loan to Mr. Weinstein is payable on demand and requires that 20% of the principal amount of the loan be repaid from the bonus payable to Mr. Weinstein in each of the next five years, commencing with the bonus payment in 1997 for calendar 1996 performance, until the loan is repaid in full.