Form 10-Q
period 1996-12-28
THERMOTREX CORP
filed 1997-02-05
CIK 875316

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended December 28, 1996.

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

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at January 24, 1997
        ----------------------------      -------------------------------
        Common Stock, $.01 par value                 19,199,656
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                             THERMOTREX CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                 December 28,  September 28,
    (In thousands)                                       1996           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 61,303       $ 43,940
      Available-for-sale investments, at quoted
        market value (amortized cost of $24,742
        and $51,774)                                   24,706         51,701
      Accounts receivable, less allowances of
        $1,663 and $1,586                              38,222         36,615
      Unbilled contract costs and fees                  3,830          2,933
      Inventories:
        Raw materials and supplies                     25,726         22,046
        Work in process                                11,944          9,731
        Finished goods                                  5,657          5,526
      Prepaid expenses                                  1,817          2,157
      Prepaid income taxes                             11,199          9,685
                                                     --------       --------
                                                      184,404        184,334
                                                     --------       --------

    Property, Plant and Equipment, at Cost             49,962         40,535

      Less: Accumulated depreciation and
            amortization                               10,151          9,031
                                                     --------       --------
                                                       39,811         31,504
                                                     --------       --------
    Notes Receivable from Related Party                 3,300          3,300
                                                     --------       --------

    Other Assets                                        4,725          4,680
                                                     --------       --------

    Cost in Excess of Net Assets of Acquired
      Companies                                        95,770         96,404
                                                     --------       --------
                                                     $328,010       $320,222
                                                     ========       ========

                                        2PAGE

                             THERMOTREX CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                 December 28,  September 28,
    (In thousands except share amounts)                  1996           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Note payable to parent company                 $  2,000       $  2,000
      Accounts payable                                 18,826         19,569
      Accrued payroll and employee benefits             6,522          7,228
      Accrued warranty costs                            5,798          5,379
      Accrued income taxes                              4,967          2,239
      Customer deposits                                 3,585          3,582
      Other accrued expenses                           17,942         15,205
      Due to parent company and affiliated
        companies                                       1,029          1,269
                                                     --------       --------
                                                       60,669         56,471
                                                     --------       --------
    Deferred Lease Liability                              764            494
                                                     --------       --------
    Common Stock Subject to Redemption (Note 2)         2,613              -
                                                     --------       --------
    Minority Interest                                  58,379         58,178
                                                     --------       --------
    Shareholders' Investment:
      Common stock, $.01 par value,
        50,000,000 shares authorized;
        19,213,775 and 19,190,107
        shares issued                                     192            192
      Capital in excess of par value                  114,122        116,753
      Retained earnings                                91,919         89,156
      Treasury stock at cost, 17,193
        and 25,508 shares                                (625)          (975)
      Net unrealized loss on
        available-for-sale investments                    (23)           (47)
                                                     --------       --------
                                                      205,585        205,079
                                                     --------       --------
                                                     $328,010       $320,222
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                             THERMOTREX CORPORATION

                        Consolidated Statement of Income
                                  (Unaudited)


                                                     Three Months Ended
                                                 --------------------------
                                                 December 28,  December 30,
    (In thousands except per share amounts)              1996          1995
    -----------------------------------------------------------------------
    Revenues                                          $62,826       $43,095
                                                      -------       -------

    Costs and Operating Expenses:
      Cost of revenues                                 40,053        26,332
      Selling, general and administrative expenses     14,864        10,247
      Research and development expenses                 7,370         4,799
                                                      -------       -------
                                                       62,287        41,378
                                                      -------       -------

    Operating Income                                      539         1,717

    Interest Income                                     1,279         1,360
    Interest Expense, Related Party                       (30)         (122)
    Gain on Issuance of Stock by Subsidiary (Note 3)    1,997        12,770
                                                      -------       -------
    Income Before Provision for Income Taxes
      and Minority Interest                             3,785        15,725
    Provision for Income Taxes                            977         1,519
    Minority Interest Expense                              45            34
                                                      -------       -------
    Net Income                                        $ 2,763       $14,172
                                                      =======       =======
    Earnings per Share                                $   .14       $   .72
                                                      =======       =======
    Weighted Average Shares                            19,181        19,646
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                             THERMOTREX CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                      Three Months Ended
                                                  --------------------------
                                                  December 28,  December 30,
    (In thousands)                                        1996          1995
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                      $  2,763      $ 14,172
      Adjustments to reconcile net income to
        net cash provided by (used in) operating
        activities:
          Depreciation and amortization                  1,842         1,053
          Provision for losses on accounts
            receivable                                     156           104
          Gain on issuance of stock by
            subsidiary (Note 3)                         (1,997)      (12,770)
          Minority interest expense                         45            34
          Changes in current accounts:
            Accounts receivable                         (1,763)       (1,077)
            Inventories and unbilled contract
              costs and fees                            (6,921)         (164)
            Other current assets                        (1,187)         (789)
            Accounts payable                              (743)       (1,462)
            Other current liabilities                    5,211         2,299
                                                      --------      --------
    Net cash provided by (used in) operating
      activities                                        (2,594)        1,400
                                                      --------      --------
    Investing Activities:
      Purchases of available-for-sale investments            -       (24,500)
      Proceeds from sale and maturities of available-
        for-sale investments                            26,500        22,500
      Purchases of property, plant and equipment        (9,530)       (1,713)
      Other                                                510           419
                                                      --------      --------
    Net cash provided by (used in) investing
      activities                                        17,480        (3,294)
                                                      --------      --------
    Financing Activities:
      Net proceeds from issuance of Company
        and subsidiary common stock and sale
        of subsidiary put options (Notes 2 and 3)        5,179        18,027
      Purchases of subsidiary common stock              (2,179)            -
      Payment of withholding taxes related to
        stock option exercises                            (523)         (100)
                                                      --------      --------
    Net cash provided by financing activities            2,477        17,927
                                                      --------      --------
    Increase in Cash and Cash Equivalents               17,363        16,033
    Cash and Cash Equivalents at Beginning of Period    43,940        21,512
                                                      --------      --------
    Cash and Cash Equivalents at End of Period        $ 61,303      $ 37,545
                                                      ========      ========
    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                             THERMOTREX CORPORATION

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by ThermoTrex Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at December 28, 1996, the results of operations for the three-month periods ended December 28, 1996 and December 30, 1995, and the cash flows for the three-month periods ended December 28, 1996 and December 30, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, filed with the Securities and Exchange Commission.

    2.  Common Stock Subject to Redemption

        In September 1996, ThermoLase's Board of Directors authorized the repurchase by ThermoLase of up to $10,000,000 of its common stock through August 28, 1997, in market transactions or pursuant to the exercise by investors of standardized put options written on its common stock. During the first quarter of fiscal 1997, ThermoLase repurchased 137,500 shares of its common stock in market transactions for $2.2 million. As of December 28, 1996, ThermoLase had contingent obligations under outstanding put options, which are exercisable only on April 18, 1997, and expire on such date, to repurchase up to 145,800 shares of its common stock at various prices for an aggregate price of $2.6 million, which has been reclassified to "Common stock subject to redemption" in the accompanying balance sheet.

    3.  Issuance of Stock by Subsidiary

        In December 1996, Trex Medical issued 300,000 shares of its common stock at $14.50 per share in a private placement for net proceeds of $4.1 million, resulting in a gain of $2.0 million. At December 28, 1996, the Company owned 79% of the outstanding common stock of Trex Medical.

                                        6PAGE

                             THERMOTREX CORPORATION

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, filed with the Securities and Exchange Commission.

    Overview

        The Company operates in three business segments: Medical Products manufactured by the Company's 79%-owned Trex Medical Corporation (Trex Medical) subsidiary, Personal-care Products and Services offered by the Company's 64%-owned ThermoLase Corporation (ThermoLase) subsidiary, and Advanced Technology Research.


        Trex Medical designs, manufactures, and markets mammography equipment and minimally invasive stereotactic breast-biopsy systems, general radiography (X-ray) equipment, and X-ray imaging systems used for cardiac catheterization and angiography, as well as radiographic/fluoroscopic procedures. Trex Medical sells its systems worldwide principally through a network of independent dealers, and also acts as an original equipment manufacturer (OEM) for other medical equipment companies. Trex Medical has four operating units: Lorad, a manufacturer of mammography and stereotactic breast-biopsy systems; Bennett X-Ray Corporation (Bennett), a manufacturer of general X-ray and mammography equipment; XRE Corporation (XRE), a manufacturer of X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions; and Continental X-Ray Corporation (Continental), a

    manufacturer of general-purpose and specialized X-ray systems.

        ThermoLase has developed a laser-based system called SoftLight(SM) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market services using the SoftLight system. The Company began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial salon (Spa Thira) in La Jolla, California, in November 1995. ThermoLase opened additional salons in Dallas in June 1996 and in Houston and Beverly Hills in September 1996. During the first quarter of fiscal 1997, ThermoLase

                                        7PAGE

                             THERMOTREX CORPORATION
    opened three new salons: in Denver in October 1996, in Boca Raton in November 1996, and in suburban Detroit in December 1996. ThermoLase also opened a spa in suburban Minneapolis in January 1997, and plans to open salons in Greenwich, Connecticut, and Manhasset, New York in February

    1997. In addition, ThermoLase has signed leases for two additional sites: in Palm Beach, Florida, and Newport Beach, California. In June 1996, ThermoLase commenced a program to license to doctors and others the right to perform the Company's patented SoftLight hair-removal procedure. In this program, ThermoLase licenses its technology and receives a one-time fee and a per-procedure royalty that varies depending on the location treated. ThermoLase also provides the licensees with the lasers and lotion that are necessary to perform the service. ThermoLase is marketing the SoftLight system internationally through joint ventures and other licensing arrangements, including separate joint ventures established in Japan in January 1996 and in France in November 1996, a licensing arrangement established in Saudi Arabia in November 1996, and a licensing arrangement established in Tunisia and Belgium on December 31, 1996.

    ThermoLase also manufactures and markets skin-care, bath, and body products through its CBI Laboratories, Inc. (CBI) subsidiary, which also manufactures the lotion used in the SoftLight hair-removal process.

        The Company's Advanced Technology Research segment performs research primarily in the fields of communications, avionics, X-ray detection, signal processing, advanced-materials technology, and lasers. The Company has developed its expertise in these core technologies in connection with government-sponsored research and development.

    Results of Operations

    First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996

        Total revenues increased 46% to $62.8 million in the first quarter of fiscal 1997 from $43.1 million in fiscal 1996. Medical Products segment revenues, excluding intersegment sales, increased 59% to $51.0 million in fiscal 1997, compared with $32.2 million in fiscal 1996, primarily due to the inclusion of $16.5 million in revenues from Continental, acquired in September 1996, and XRE, acquired in May 1996. In addition, revenues at Lorad, excluding intersegment sales, increased 10% as a result of increased demand for mammography and biopsy systems. Lorad's revenues in fiscal 1997 include $10.1 million in sales under an OEM agreement with U.S. Surgical Corporation, compared with $1.1 million in fiscal 1996.


        Personal-care Products and Services segment revenues increased 16% to $8.6 million in the first quarter of fiscal 1997 from $7.4 million in the first quarter of fiscal 1996. ThermoLase, which opened three additional spas during the quarter, for a total of seven Spa Thira salons, earned revenues of $1.5 million in fiscal 1997, compared with $0.1 million in fiscal 1996 from the November opening of its first spa. Under the current pricing structure, the majority of spa clients pay a fixed fee in advance

                                        8PAGE

                             THERMOTREX CORPORATION

    First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996
    (continued)

    to receive a series of treatments, as necessary. Consequently, ThermoLase defers revenue related to such payments, which is recognized over the anticipated treatment period. As ThermoLase collects further data concerning the number of treatments required and duration of the treatment period, the period of revenue recognition may be affected. In addition, ThermoLase's revenues in fiscal 1997 include $0.8 million in SoftLight licensing fees from its licensing program with 70 physicians and $0.3 million in international licensing fees. No SoftLight licensing fees were earned in the first quarter of fiscal 1996. Revenues at CBI decreased to $6.0 million in fiscal 1997 from $7.3 million in fiscal 1996, primarily due to an unusually large order shipped to a single customer in the first quarter of fiscal 1996. ThermoLase estimates that CBI will continue to represent a smaller portion of its total revenues as revenues from hair-removal services increase.

        Advanced Technology Research segment revenues, excluding intersegment sales, decreased to $3.2 million in the first quarter of fiscal 1997 from $3.5 million in the first quarter of fiscal 1996. The Company estimates that revenues from Advanced Technology Research will continue to decline as a percentage of total revenues.

        The gross profit margin was 36% in the first quarter of fiscal 1997, compared with 39% in the first quarter of fiscal 1996. The Medical Products segment gross profit margin, excluding intersegment sales, declined to 39% in the first quarter of fiscal 1997 from 44% in the first quarter of fiscal 1996, primarily due to the inclusion of lower-margin revenues at Continental and the mix of products sold at Lorad. The Personal-care Products and Services segment gross profit margin declined to 21% in the first quarter of fiscal 1997 from 30% in the first quarter of fiscal 1996. The decline was primarily due to the early operations of the Spa Thira business, which has been operating below maximum capacity as ThermoLase develops a client base and continues refining its operating procedures, and due to pre-opening costs incurred in connection with new spa openings. This decrease was offset in part by the effect of SoftLight licensing fees, which have a relatively high gross profit margin. As ThermoLase opens additional Spa Thira locations in fiscal 1997, higher gross profit margins from the more mature spas will be more than offset by lower margins from the relatively large number of newly opened spas, each of which operates below maximum capacity as it develops its client base. In addition, gross profit margins will be depressed by higher pre-opening costs. ThermoLase's decline in gross profit margin in the first quarter of fiscal 1997 also resulted from slightly lower margins on the sale of skin-care and other personal-care products at CBI due to a shift to lower-margin products.

                                        9PAGE

                             THERMOTREX CORPORATION

    First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996
    (continued)

        Selling, general, and administrative expenses as a percentage of revenues was 24% in both periods. An increase in spending in the Personal-care Products and Services segment was offset by a decrease in expenses as a percentage of revenues in the Medical Products segment, primarily due to an increase in revenues.

        Research and development expenses increased to $7.4 million in the first quarter of fiscal 1997 from $4.8 million in the first quarter of fiscal 1996, due to the inclusion of $1.7 million of expense at XRE and Continental, continued efforts to develop and commercialize new products, including the full-breast digital mammography system and direct-detection X-ray sensor, and, to a lesser extent, spending at ThermoLase for pre-clinical and clinical research related to improving the effectiveness of its hair-removal process and developing its skin-rejuvenation process, and the investigation of other health and beauty applications for its proprietary laser technology.


        Interest income was relatively unchanged at $1.3 million in the first quarter of fiscal 1997, compared with $1.4 million in the first quarter of fiscal 1996. Interest expense decreased in the first quarter of fiscal 1997 compared with the first quarter of fiscal 1996 due to the September 1996 repayment of the $8.0 million promissory note issued to Thermo Electron Corporation (Thermo Electron) in September 1995, offset in part by interest expense associated with the $2.0 million promissory note issued on similar terms to Thermo Electron in September 1996.

        During the first quarter of fiscal 1997 and fiscal 1996, the Company recorded gains of $2.0 million and $12.8 million, respectively, from the issuance of stock by subsidiary in connection with private placements of Trex Medical common stock.


        Minority interest expense in both periods represents minority shareholders' allocable share of Trex Medical's net income, offset in part by minority shareholders' allocable share of ThermoLase's net loss.

        The effective tax rate in each period differs from the statutory federal income tax rate due to the nontaxable gains on issuance of stock by subsidiary, offset in part by nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes.

    Liquidity and Capital Resources

        Consolidated working capital was $123.7 million at December 28, 1996, compared with $127.9 million at September 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $86.0 million at December 28, 1996, compared with $95.6 million at September 28, 1996. Of the $86.0 million balance at December 28, 1996, $39.4 million was held by ThermoLase, $38.2 million was held by Trex

                                       10PAGE

                             THERMOTREX CORPORATION

    Medical, and the remainder was held by the Company and its wholly owned subsidiaries. Net cash used in operating activities during the first quarter of fiscal 1997 was $2.6 million. During this period, $6.9 million of cash was used to fund an increase in inventories and unbilled contract costs and fees. The increase primarily represents materials requirements at Trex Medical for commitments under an OEM agreement, to be shipped during the remainder of fiscal 1997, and higher inventory levels in support of Trex Medical's increase in sales. This use of cash was offset in part by $5.2 million provided by an increase in other current liabilities, including $2.7 million from accrued income taxes. The Company expended $9.5 million for property, plant, and equipment during the first quarter of fiscal 1997, and the Company's financing activities provided cash of $2.5 million.

        In September 1996, ThermoLase's Board of Directors authorized the repurchase by ThermoLase of up to $10.0 million of its common stock through August 28, 1997, in market transactions or pursuant to the exercise by investors of standardized put options written on its common stock. During the first quarter of fiscal 1997, ThermoLase repurchased 137,500 shares of its common stock in market transactions for $2.2 million. As of December 28, 1996, ThermoLase had contingent obligations under outstanding put options, which are exercisable only on April 18, 1997, to repurchase up to 145,800 shares of its common stock for $2.6 million (Note 2).

        In November 1996, ThermoLase entered into a joint venture agreement to market its SoftLight system in France, as well as its laser-based skin-rejuvenation process, if and when available. In January 1997, ThermoLase contributed $1,027,000 to the joint venture, and has committed to provide up to an additional $4,000,000 to fund its working capital requirements, in exchange for ThermoLase's 50% stake in the joint venture.

        In January 1997, ThermoLase filed with the Securities and Exchange Commission a registration statement related to its intention to offer its shareholders the opportunity to exchange one share of existing ThermoLase common stock and $3.00 for a new unit consisting of one share of ThermoLase common stock and one redemption right. The redemption right would entitle the holder to sell the related share of common stock to ThermoLase for $20.25 during the first 20 business days after the fourth anniversary of the closing of the exchange offer. The redemption right would expire and become worthless if the closing price of ThermoLase common stock has been at least $26.00 for 20 of any 30 consecutive trading days following the expiration of the exchange offer. If more than 2,000,000 shares of ThermoLase common stock are tendered in the exchange offer, acceptances would be reduced pro rata. The exchange offer would be subject to several conditions, including the effectiveness of the registration statement, listing of the new units by the American Stock Exchange, and acceptance of the offer by the holders of at least 500,000 shares of ThermoLase common stock.

                                       11PAGE

                             THERMOTREX CORPORATION

        In addition to the suburban Minneapolis, Greenwich, Connecticut, and Manhasset, New York spas that were under construction as of December 28, 1996, ThermoLase has signed leases in Palm Beach, Florida, and Newport Beach, California, where it plans to open additional Spa Thiras. In total, ThermoLase plans to open between 10 and 20 spas in various parts of the United States during fiscal 1997. Depending on the size of the spa, each facility will require approximately $1.5 million to $2.5 million for such items as leasehold improvements and laser systems. In addition, ThermoLase expects to expend between $6.0 million and $8.0 million during fiscal 1997 for equipment related to its SoftLight licensing programs. Accordingly, ThermoLase's capital expenditures will largely be affected by the number of Spa Thira locations that can be developed and the number of doctors engaged in the licensing program. The Company expects that it will finance growth at its publicly held and wholly owned subsidiaries through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermo Electron, although it has no agreement to ensure that funds will be available from Thermo Electron on acceptable terms or at all.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.















                                       12PAGE

                             THERMOTREX CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of February 1997.

                                                 THERMOTREX CORPORATION



                                                 Paul F. Kelleher
                                                 --------------------
                                                 Paul F. Kelleher
                                                 Chief Accounting Officer



                                                 John N. Hatsopoulos
                                                 --------------------
                                                 John N. Hatsopoulos
                                                 Vice President and
                                                 Chief Financial Officer








                                       13PAGE

                             THERMOTREX CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      11         Statement re: Computation of earnings per share.

      27         Financial Data Schedule.