Form 10-K/A
period 1996-09-28
THERMOTREX CORP
filed 1997-02-20
CIK 875316

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                 __________________________________________

                        AMENDMENT NO. 2 ON FORM 10-K/A
                                 TO FORM 10-K
(mark one)
 X
___ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 1996

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
                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days.  Yes  X   No
                                ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1997, was approximately $228,746,312.

As of January 30, 1997, the Registrant had 19,199,656 shares of Common Stock outstanding.

ThermoTrex Corporation Amendment No. 2
on Form 10K/A to Annual Report on Form 10-K for the fiscal year ended September 28, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Fiscal 1996 Annual Report to Shareholders for the year ended September 28, 1996, are incorporated by reference into Parts I and II.

        Part III, Item 10.              Directors and Executive
                                        Officers of the Registrant.
                                        --------------------------

        Part III, Item 11.              Executive Compensation.
                                        ----------------------

        Part III, Item 12.              Security Ownership of Certain
                                        Beneficial Owners and Management.
                                        ---------------------------------

        Part III, Item 13.              Certain Relationships and Transactions.
                                        --------------------------------------

        Items 10, 11, 12 and 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 are hereby amended and restated in their entirety as contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed by the undersigned, duly authorized.

                                                THERMOTREX CORPORATION


                                                By: /s/ Jonathan W. Painter
                                                   -------------------------
                                                      Jonathan W. Painter
                                                         Treasurer

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

--------------------------------------------------------------------------------
MORTON COLLINS               Mr. Collins, 61, has been a Director of the
                             Corporation since 1991.  Mr. Collins has been a
                             General Partner of DSV Partners III, a venture
                             capital limited partnership, since 1981 and a
                             General Partner of DSV Management, Ltd. since
                             1982.  Since 1985, DSV Management, Ltd. has been a
                             General Partner of DSV Partners IV, a venture
                             capital limited partnership.  Mr. Collins is also
                             a director of Kopin Corporation, The Liposome
                             Company and Tandem Computers, Inc.
--------------------------------------------------------------------------------
PETER O. CRISP               Mr. Crisp, 64, has been a Director of the
                             Corporation since 1991.   Mr. Crisp has been a
                             General Partner of Venrock Associates, a venture
                             capital investment firm, for more than five years.
                             Mr. Crisp is also a Director of American
                             Superconductor Corporation, Evans & Sutherland
                             Computer Corporation, Long Island Lighting
                             Company, Thermedics Inc., Thermo Electron, Thermo
                             Power Corporation and United States Trust
                             Corporation.
--------------------------------------------------------------------------------
PAUL F. FERRARI              Mr. Ferrari, 66, a Director of the Corporation
                             since 1990, has been a consultant to Thermo
                             Electron since 1991.  Mr. Ferrari was a Vice
                             President of Thermo Electron from 1988 until his
                             retirement at the end of 1990; its Secretary from
                             1981 to 1990; and its Treasurer from 1967 to 1988.
                             Mr. Ferrari  is also a director of General
                             Scanning Inc.  and Thermedics Inc.
--------------------------------------------------------------------------------
GEORGE N. HATSOPOULOS        Dr. Hatsopoulos, 70, has been a Director of the
                             Corporation since 1988. Dr. Hatsopoulos has been
                             the Chairman of the Board and Chief Executive
                             Officer of Thermo Electron since 1956 and its
                             President from 1956 until  January 1997. Dr.
                             Hatsopoulos is also a director of Thermedics Inc.,
                             Thermo Ecotek Corporation, Thermo Electron, Thermo
                             Fibertek Inc., Thermo Instrument Systems Inc.,
                             Thermo Optek Corporation and ThermoQuest
                             Corporation.  Dr. Hatsopoulos is the brother of
                             Mr. John N. Hatsopoulos, a Director and Vice
                             President and Chief Financial Officer of the
                             Corporation.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
JOHN N. HATSOPOULOS          Mr. Hatsopoulos, 62, has been a Director of the
                             Corporation and its Vice President and Chief
                             Financial Officer since 1990.  Mr. Hatsopoulos has
                             been President and Chief Financial Officer of
                             Thermo Electron since January 1997 and 1988,
                             respectively.  Prior to his appointment as
                             President of Thermo Electron, he was an Executive
                             Vice President from 1986 to 1997.  Mr. Hatsopoulos
                             is also a director of  Thermedics Inc., Thermo
                             Ecotek Corporation, Thermo Fibergen Inc., Thermo
                             Fibertek Inc., Thermo Instrument Systems Inc.,
                             Thermo Power Corporation and Thermo TerraTech Inc.
                             Mr. Hatsopoulos is the brother of Dr. George N.
                             Hatsopoulos, a Director of the Corporation.
--------------------------------------------------------------------------------
ROBERT C. HOWARD             Mr. Howard, 66, has been a Director of the
                             Corporation since 1988 and was Chairman of the
                             Board from 1988 to February 1996.  Mr. Howard was
                             an Executive Vice President of Thermo Electron
                             since 1986 until his retirement in January 1997.
                             Mr. Howard currently serves as a consultant to
                             Thermo Electron.  He is also a Director of
                             Thermedics Inc., Thermo Cardiosystems Inc.,
                             ThermoLase Corporation, Thermo Power Corporation
                             and Trex Medical Corporation.
--------------------------------------------------------------------------------
FIROOZ RUFEH                 Mr. Rufeh, 59, has been a Director of the
                             Corporation since 1988. Mr. Rufeh was President of
                             the Corporation from 1988 until February 1997, and
                             Chairman of the Board and Chief Executive Officer
                             from 1988 to February 1996. Mr. Rufeh was also a
                             Vice President of Thermo Electron from 1986 until
                             February 1997. Beginning February 15, 1997, Mr.
                             Rufeh will be a consultant to Thermo Electron. Mr.
                             Rufeh is also a director of ThermoLase Corporation
                             and Trex Medical Corporation.
--------------------------------------------------------------------------------
GARY S. WEINSTEIN            Mr. Weinstein, 39, has been Chairman of the
                             Board, Chief Executive Officer and a Director of
                             the Corporation since February 1996.  Mr.
                             Weinstein has been a Managing Director of Lehman
                             Brothers Inc. from 1992 until February 1996,
                             serving from March 1995 until leaving the firm as
                             Managing Director, head of Global Syndicate and
                             Equity Capital Markets.  Mr. Weinstein joined
                             Lehman Brothers in 1988 and served in various
                             positions, including head of Equities in Europe,
                             head of Equity New Issues in North and South
                             America and head of Global Convertible Securities.
                             Mr. Weinstein is also a director of ThermoLase
                             Corporation and Trex Medical Corporation.
--------------------------------------------------------------------------------
NICHOLAS T. ZERVAS           Dr. Zervas, 67, has been a Director of the
                             Corporation since 1992.  Dr. Zervas has been Chief
                             of Neurological Service at Massachusetts General
                             Hospital since 1977.  Dr. Zervas is also a
                             director of Thermedics Inc., Thermo Cardiosystems
                             Inc. and ThermoLase Corporation.
--------------------------------------------------------------------------------

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

COMPENSATION OF DIRECTORS

     CASH COMPENSATION

     Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside Directors") receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Payment of outside Directors' fees is made quarterly. Dr. G. Hatsopoulos, Mr. J. Hatsopoulos and Mr. Weinstein are all employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as Directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings.

     DEFERRED COMPENSATION PLAN FOR DIRECTORS

     Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a Director has the right to defer receipt of his cash fees until he ceases to serve as a Director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 22,500 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of December 28, 1996, deferred units equal to 4,252.72 shares of Common Stock were accumulated under the Deferred Compensation Plan.

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

     Prior to January 1, 1996, the Directors Plan provided for the grant of stock options upon a Director's initial appointment. Outside Directors appointed before the amendment of the plan received an option to purchase 21,600 shares of Common Stock upon their initial appointment or election. Options granted prior to 1996 are currently exercisable, subject to restrictions upon transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the Director ceases to serve as a Director of the Corporation or another Thermo Electron company. Such repurchase rights lapse ratably over a five-year period, commencing with the first anniversary of the grant date. These options expire on the seventh anniversary of the grant date, unless the Director dies or otherwise ceases to serve as a Director of the Corporation or any other Thermo Electron company prior to that date. The grant of options upon a Director's appointment was discontinued on December 31, 1995, pursuant to the terms of the plan, as amended.


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

     In addition, under the amended Directors Plan, outside Directors are automatically granted options to purchase 1,500 shares of common stock of each majority-owned subsidiary that is "spun out" to outside investors. The grant occurs on the close of business on the date of the first Annual Meeting of Stockholders next following the subsidiary's spinout, which is the first to occur of either an initial public offering of the subsidiary's common stock or a sale of such stock to third parties in an arms-length transaction. The options granted vest and become exercisable on the fourth anniversary of the date of grant, unless prior to such date the subsidiary's common stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended ("Section 12 Registration"). In the event that the effective date of Section 12 Registration occurs before the fourth anniversary of the grant date, the option will become exercisable 90 days after the effective date and the shares acquired upon exercise will be subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the Director ceases to serve as a Director of the Corporation or another Thermo Electron company. In the event of Section 12 Registration, the restrictions and repurchase rights shall lapse or be deemed to lapse at the rate of 25% per year, starting with the first anniversary of the grant date. These options expire after five years.

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

STOCK OWNERSHIP POLICIES FOR DIRECTORS

     During fiscal 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy for Directors. The stock holding policy requires each Director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual Meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in fiscal 1996. The stock holding policy specifies an appropriate level of ownership of the Corporation's Common Stock as a multiple of the officer's compensation. For the chief executive officer, the multiple is one times his base salary and reference bonus for the calendar year. For all other executive officers, the multiple is one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period.


     In addition, the Committee adopted a policy requiring Directors to hold a certain number of shares of the Corporation's Common Stock acquired upon the exercise of stock options. Under this policy, Directors are required to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers. Under this policy, the executive officers are required to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option.


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

                                          THERMOTREX     THERMO ELECTRON
              NAME (1)                 CORPORATION (2)  CORPORATION (3)   THERMOLASE (4)  TREX MEDICAL (5)
             ---------                 ---------------  ----------------  --------------  ----------------
Thermo Electron Corporation (6)......     9,847,540             N/A           N/A             N/A
Morton Collins.......................        24,513               0        13,504           2,164
Peter O. Crisp.......................        43,094          98,696        68,889          14,845
Paul F. Ferrari......................        28,400          25,229        24,623           3,075
George N. Hatsopoulos................        48,746       3,538,079        31,125          41,188
John N. Hatsopoulos..................        23,844         566,768        63,503          40,983
Robert C. Howard.....................        35,554         194,493        70,181          43,174
Hal Kirshner.........................        93,321         117,824        62,086         285,000
Anthony J. Pellegrino................       807,021         115,875       408,582         147,513
Firooz Rufeh.........................       100,541         133,286       260,694          93,600
Brett A. Spivey......................        70,932          19,548        41,749          21,810
Kenneth Y. Tang......................        79,516          26,033       354,318          48,706
Gary S. Weinstein....................       110,000         160,412       168,044         315,000
Nicholas T. Zervas...................        28,156               0        87,020           3,000
All Directors and current executive
officers as a group (15 persons).....     1,514,319       5,151,241     1,742,618       1,071,058

(1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron, ThermoLase and Trex Medical beneficially owned consist of shares owned by the indicated person, and all share ownership includes sole voting and investment power.


(2) Shares of the Common Stock beneficially owned by each Director and executive officer and by all Directors and executive officers as a group exclude 9,847,540 shares beneficially owned by Thermo Electron, as to which shares each Director and executive officer and all members of such group disclaim beneficial ownership. Shares of the Common Stock beneficially owned by Mr. Collins, Mr. Crisp, Mr. Ferrari, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard, Mr. Kirshner, Mr. Pellegrino, Mr. Rufeh, Dr. Spivey, Dr. Tang, Mr. Weinstein, Dr. Zervas and all Directors and executive officers as a group include 17,710, 27,800, 27,650, 36,600, 21,000, 31,320,
     73,000, 134,500, 66,000, 67,969, 63,318, 100,000, 26,200 and 713,467
     shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Collins, Mr. Crisp, Dr. Zervas and all Directors and executive officers as a group include 269, 1,921, 2,061 and 4,251 full shares, respectively, that had been allocated through December 28, 1996, to their respective accounts maintained under the Corporation's
     Deferred Compensation Plan for Directors.   Shares beneficially owned by
     Mr. Ferrari include 750 shares held in a trust of which Mr. Ferrari is the
     trustee.   Shares beneficially owned by Dr. G. Hatsopoulos include 160 shares held by Dr. G. Hatsopoulos' spouse and 270 shares that Dr. G. Hatsopoulos' spouse has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Pellegrino include 10,408 shares held in a trust of which Mr. Pellegrino's spouse is the trustee for the benefit of Mr. Pellegrino's minor child. Shares beneficially owned by Dr. Tang include 2,025 shares held by Dr. Tang's daughter. As of December 28, 1996, no Director or executive officer beneficially owned more than 1.0% of the Common Stock outstanding as of December 28, 1996, other than Mr. Pellegrino, who beneficially owned approximately 4.1% of the Common Stock; all Directors and executive officers as a group beneficially owned 7.6% of the Common Stock outstanding as of such date.


(3) The shares of the common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock distributed in June 1996 in the form of a 50% stock dividend. Shares of the common stock of Thermo Electron beneficially owned by Mr. Crisp, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard, Mr. Kirshner, Mr. Pellegrino, Mr. Rufeh, Dr. Spivey, Dr. Tang, Mr. Weinstein and all Directors and executive officers as a group include 9,375, 1,499,500, 429,685, 47,361, 116,025, 115,875, 90,560, 13,853, 23,850, 160,075 and 2,613,733 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard and all Directors and executive officers as a group include 2,164, 1,934, 3,040 and 8,615 full shares, respectively, allocated to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets were, as of December 28, 1996, executive officers of Thermo Electron. Shares beneficially owned by Mr. Crisp and all Directors and executive officers as a group include 44,677 full shares, allocated through December 28, 1996 to Mr. Crisp's account maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Mr. Ferrari include 7,312 shares held in a trust of which Mr. Ferrari is the trustee and 13,062 shares held in a trust for the benefit of Mr. Ferrari's spouse. Shares beneficially owned by Dr. G. Hatsopoulos include 89,601 shares held by Dr. G. Hatsopoulos' spouse, 168,750 shares held by a QTIP Trust for Dr. G. Hatsopoulos' spouse, 39,937 shares held by a family trust of which Dr. G. Hatsopoulos' spouse is trustee, and 153 shares allocated to the account of Dr. G. Hatsopoulos' spouse maintained pursuant to Thermo Electron's employee stock ownership plan. Shares beneficially owned by Dr.
     G. Hatsopoulos also include 50,000 and 10,800 shares that a family trust, of which Dr. G. Hatsopoulos' spouse is the trustee, and Dr. G. Hatsopoulos' spouse, respectively, has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. As of December 28, 1996, no Director or executive officer beneficially owned more than 1% of the outstanding Thermo Electron common stock, other than Dr. G. Hatsopoulos, who beneficially owned 2.3% of such common stock; all directors and executive officers as a group beneficially owned approximately 3.4% of the Thermo Electron common stock outstanding as of December 28, 1996.

(4) Shares of the common stock of ThermoLase beneficially owned by Mr. Collins, Mr. Crisp, Mr. Ferrari, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr.
     Howard, Mr. Kirshner, Mr. Pellegrino, Mr. Rufeh, Dr. Spivey, Dr. Tang, Mr. Weinstein, Dr. Zervas and all Directors and executive officers as a group include 13,504, 22,508, 22,508, 28,800, 53,800, 43,200, 36,400, 72,000,
     44,240, 32,000, 304,000, 100,000, 67,068  and 922,028 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Dr. Zervas and all Directors and executive officers as a group include 796 full shares, allocated through December 28, 1996 to Dr. Zervas' account maintained pursuant to ThermoLase's deferred compensation plan for directors shares beneficially owned by Mr. Ferrari include 2,115 shares held in a trust of which Mr. Ferrari is the trustee. Shares beneficially owned by Mr. Crisp include 11,446 shares owned by Mr. Crisp's spouse, as to which shares Mr. Crisp disclaims beneficial ownership. Shares beneficially owned by Dr. G. Hatsopoulos include 32 shares held by his spouse. Shares beneficially owned by Mr. Pellegrino include 2,082 shares held in a trust of which Mr. Pellegrino's spouse is the trustee for the benefit of his minor child. Shares beneficially owned by Dr. Tang include 3,878 shares held by Dr. Tang's daughter. As of December 28, 1996, no Director or executive officer beneficially owned more than 1% of the common stock outstanding of ThermoLase, other than Mr. Pellegrino, who beneficially owned 1.0% of such common stock; all Directors and executive officers as a group beneficially owned approximately 4.2% of the ThermoLase common stock outstanding as of such date.

(5) Shares of the common stock of Trex Medical beneficially owned by Mr. Collins, Mr. Crisp, Mr. Ferrari, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Howard, Mr. Kirshner, Mr. Pellegrino, Mr. Rufeh, Dr. Spivey, Dr. Tang, Mr. Weinstein, Dr. Zervas and all Directors and executive officers as a group include 1,500, 2,500, 1,500, 40,000, 40,000, 40,000, 150,000, 40,000,
     40,000, 15,000, 40,000, 300,000, 1,500 and 723,000 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Ferrari consist of 1,075 shares held in a trust of which Mr. Ferrari is the trustee. Shares beneficially owned by Mr. Pellegrino include 1,041 shares held in a trust of which Mr. Pellegrino's spouse is the trustee for the benefit of his minor child. Shares beneficially owned by Mr. Rufeh include 53,600 shares owned by the Rufeh Family Trust of which Mr. Rufeh is the trustee. As of December 28, 1996, no Director or executive officer beneficially owned more than 1% of the outstanding common stock of Trex Medical, other than Mr.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1996, except in the following
instances.   Mr. Anthony J. Pellegrino failed to report a charitable gift of
2,500 shares on July 9, 1996 on his Form 5 for the fiscal year ended September 28, 1996. In addition, Thermo Electron, the beneficial owner of more than 10% of the Common Stock, filed four Forms 4 late for the months of March 1996, May 1996, July 1996 and August 1996, reporting a total of 23 transactions consisting of the exercise of options to purchase shares of Common Stock from Thermo Electron by its employees in transactions ranging in size from 85 to 900 shares, and two transactions consisting of the lapse of such options to purchase 180 and 135 shares without exercise. Thermo Electron also filed a fifth Form 4 late for the month of July 1996 by eight days, reporting one transaction.

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

                           Summary Compensation Table
-------------------------------------------------------------------------------

                                                                                LONG TERM
                                                                               COMPENSATION
                                                                               ------------
                                                                                SECURITIES
                                           ANNUAL COMPENSATION             UNDERLYING  OPTIONS
     NAME AND PRINCIPAL       FISCAL       -------------------             (NO. OF SHARES AND        ALL OTHER
          POSITION             YEAR        SALARY       BONUS                COMPANY) (3)          COMPENSATION (4)
          --------             ----        ------       -----                ------------          ----------------
Gary S. Weinstein (5)           1996         $72,916       $100,000 (2)         100,000  (TKN)         $10,256 (6)
  Chief Executive Officer                                                       100,000  (TLZ)
                                                                                300,000  (TXM)
-------------------------------------------------------------------------------------------------------------------
Firooz Rufeh (7)                1996        $167,175        $90,000 (2)          40,000  (TXM)          $6,750
  President and Former          1995        $122,850 (1)   $144,000                  --                 $7,058
  Chief Executive Officer       1994        $157,500       $137,700                  --                 $6,423
                                1993        $137,052        $93,960              30,000  (TKN)          $6,746
                                                                                480,000  (TLZ)
-------------------------------------------------------------------------------------------------------------------
Anthony J. Pellegrino (8)       1996        $223,750       $150,000 (2)          40,000  (TXM)          $5,344
Senior Vice President           1995        $187,500 (1)   $200,000                  --        --       $6,750
                                1994        $250,000       $180,000              22,500  (TMO)          $6,750
                                1993        $250,000       $175,000              22,000  (TKN)          $2,249
                                                                                 72,000  (TLZ)
                                                                                  9,000  (TMO)
-------------------------------------------------------------------------------------------------------------------
Hal Kirshner (8)                1996        $192,500       $200,000 (2)         150,000  (TXM)          $9,958 (9)
  President and Chief                                                               150  (TMO)
  Executive, Officer, Trex                                                        2,000  (TBA)
  Medical Corporation                                                             2,000  (TFG)
                                                                                  2,000  (TLT)
                                                                                  6,000  (TOC)
                                                                                  6,000  (TMQ)
                                                                                  2,000  (TSR)
                                1995        $150,000 (1)   $200,000                  --                 $7,005
                                1994        $200,000       $180,000              22,500  (TMO)          $6,750
                                1993        $200,000       $175,000              22,000  (TKN)          $2,249
                                                                                 36,400  (TLZ)
                                                                                  9,000  (TMO)
-------------------------------------------------------------------------------------------------------------------
Kenneth Y. Tang (9)             1996        $156,500        $50,000 (2)          40,000  (TXM)          $6,975
  Senior Vice President         1995        $114,000 (1)    $49,000                  --                 $6,578
                                1994        $145,000        $50,000                  --                 $6,750
                                1993        $138,000        $38,000              15,000  (TKN)          $6,868
                                                                                304,000  (TLZ)
                                                                                 10,350  (TMO)
-------------------------------------------------------------------------------------------------------------------
Brett A. Spivey                 1996        $123,750        $42,000 (2)          15,000  (TXM)          $7,094
 Vice President                 1995         $90,000 (1)    $40,000                  --                 $6,968
                                1994        $116,000        $36,000                  --                 $6,701
                                1993        $111,000        $33,000              30,000  (TKN)          $6,208
                                                                                 32,000  (TLZ)
                                                                                  6,750  (TMO)
-------------------------------------------------------------------------------------------------------------------

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

(3) Options to purchase Common Stock of the Corporation awarded to the named executive officers are followed by the designation "TKN." Mr. Weinstein and Mr. Rufeh have been granted certain options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation and its subsidiaries, ThermoLase (designated in the table as "TLZ") and Trex Medical (designated in the table as "TXM"), from time to time by Thermo Electron or its other subsidiaries. These options are not reported here as they were granted as compensation for service to the other Thermo Electron companies in capacities other than in their capacities as officers of the Corporation. The named executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron and certain its other subsidiaries as part of Thermo Electron's stock option program in their capacities as officers of the Corporation. Options have been granted during the period covered by the table to the named executive officers in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ) and Thermo Sentron Inc.
     (designated in the table as TSR).   The shares of common stock of Thermo
     Electron reported in the table reflect a three-for-two stock split distributed in June 1996 in the form of a 50% stock dividend.

(4) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan or, as to Mr. Pellegrino and Mr. Kirshner for fiscal 1993, the LORAD 401(k) plan.

(5) Mr. Weinstein was appointed the Corporation's Chief Executive Officer effective as of February 26, 1996. He was also appointed a vice president of Thermo Electron effective as of February 26, 1996, and a portion of his annual cash compensation (salary and bonus) has been allocated to and paid by Thermo Electron since the commencement of his employment for the time he devoted to his responsibilities in that capacity. The annual cash compensation (salary and bonus) reported in the table for Mr. Weinstein represents the amount paid by the Corporation and all other sources for Mr. Weinstein's services as its chief executive officer. For fiscal 1996, approximately 50% of Mr. Weinstein's aggregate salary and bonus earned in all capacities throughout the Thermo Electron organization was paid by the Corporation for his services as chief executive officer.

(6) Represents the amount of compensation attributable to an interest-free loan provided to Mr. Weinstein pursuant to the Corporation's Stock Holding Assistance Plan. See "Relationship with Affiliates - Stock Holding Assistance Plan."

(7) Prior to February 1997, Mr. Rufeh served as a vice president of Thermo Electron, as well as the president of the Corporation. He also served as the chief executive officer of the Corporation until February 1996. A portion of Mr. Rufeh's annual cash compensation (salary and bonus) has been allocated to and paid by Thermo Electron for the time he devoted to his responsibilities as a vice president of Thermo Electron. The annual cash compensation (salary and bonus) reported in the table for Mr. Rufeh represents the amount paid by the Corporation and all other sources for Mr. Rufeh's services to the Corporation and its subsidiaries.

     For 1996, 1995, 1994 and 1993, 90%, 90%, 90% and 81%, respectively, of Mr.
     Rufeh's aggregate salary and bonus earned in all capacities throughout the Thermo Electron organization was paid by the Corporation for his services in all capacities to the Corporation and its subsidiaries.

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

(9) In addition to the matching contribution referred to in footnote (4), such amount includes $4,614, representing the market value of 115 shares of Thermo Electron common stock received by Mr. Kirshner in May 1996 at Thermo Electron's Annual Management Conference in recognition of his managerial achievements.

STOCK OPTIONS GRANTED DURING FISCAL 1996

     Mr. Weinstein and Mr. Rufeh have been granted options to purchase common stock of Thermo Electron and certain of its subsidiaries from time to time as compensation for service to other Thermo Electron companies in capacities other than in his capacity as chief executive officer of the Corporation. Accordingly, options granted by Thermo Electron companies other than the Corporation and its subsidiaries have not been reported here. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.

                         OPTIONS GRANTS IN FISCAL 1996
--------------------------------------------------------------------------------

                                             PERCENT OF                              POTENTIAL REALIZABLE
                                               TOTAL                                   VALUE AT ASSUMED
                                              OPTIONS                                ANNUAL RATES OF STOCK
                             NUMBER OF       GRANTED TO       EXERCISE               PRICE APPRECIATION FOR
                            SECURITIES       EMPLOYEES         PRICE                    OPTION TERM (2)
                        UNDERLYING OPTIONS   IN FISCAL          PER     EXPIRATION      ---------------
         NAME               GRANTED (1)         YEAR           SHARE       DATE         5%           10%
         ----               -----------         ----           -----       ----         --           ---
Gary S. Weinstein.        100,000  (TKN)           73.6%        $41.98     3/29/03      $1,709,000   $3,983,000
                          100,000  (TLZ)           21.3% (3)    $26.95     2/23/03      $1,097,000   $2,557,000
                          100,000  (TXM)            5.7% (3)    $11.00     3/26/08        $875,000   $2,352,000
                          100,000  (TXM)            5.7% (3)    $11.00     2/28/08        $875,000   $2,352,000
                          100,000  (TXM)            5.7% (3)    $11.00     3/11/08        $875,000   $2,352,000
---------------------------------------------------------------------------------------------------------------
Firooz Rufeh .....         40,000  (TXM)            2.3% (3)    $11.00     3/26/08        $350,000     $940,800
---------------------------------------------------------------------------------------------------------------
Anthony J.                 40,000  (TXM)            2.3% (3)    $11.00     3/26/08        $350,000     $940,800
Pellegino.........
---------------------------------------------------------------------------------------------------------------
Hal Kirshner......        150,000  (TXM)            8.5% (3)    $11.00     3/26/08      $1,312,500   $3,528,000
                              150  (TMO)           0.01% (3)    $42.79     5/22/99          $1,011       $2,124
                            2,000  (TBA)            0.2% (3)    $10.00     3/11/08         $15,920      $42,760
                            2,000  (TFG)            0.4% (3)    $10.00     9/12/08         $15,920      $42,760
                            2,000  (TLT)            0.6% (3)    $10.00     3/11/08         $15,920      $42,760
                            6,000  (TOC)            0.2% (3)    $12.00      4/9/08         $57,300     $153,960
                            6,000  (TMQ)            0.2% (3)    $13.00     3/11/08         $62,100     $166,800
                            2,000  (TSR)            0.4% (3)    $14.00     3/11/08         $22,280      $59,880
---------------------------------------------------------------------------------------------------------------
Kenneth Y. Tang...         40,000  (TXM)            2.3% (3)    $11.00     3/26/08        $350,000     $940,800
---------------------------------------------------------------------------------------------------------------
Brent A. Spivey...         15,000  (TXM)            0.9% (3)    $11.00     2/28/08        $131,250     $352,800
---------------------------------------------------------------------------------------------------------------

(1) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two stock split distributed in June 1996 in the form of a 50% stock dividend. All of the options granted during the fiscal year are immediately exercisable, except options to purchase ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. As to the options to purchase shares of the common stock of Trex Medical Corporation granted to Mr. Rufeh, Mr. Pellegrino, Mr. Kirshner and Dr. Tang, the repurchase rights are deemed to lapse 20% per year commencing on the sixth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

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


  AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL 1996 Year-END OPTION
                                    VALUED
--------------------------------------------------------------------------------

                                                                    NO. OF UNEXERCISED
                                              SHARES                 OPTIONS AT FISCAL        VALUE OF
                                             ACQUIRED                    YEAR-END           UNEXERCISED
                                                ON        VALUE        (EXERCISABLE/        IN-THE-MONEY
         NAME                 COMPANY        EXERCISE   REALIZED    UNEXERCISABLE) (1)        OPTIONS
         ----                 -------        --------   --------    ------------------        -------
Gary S. Weinstein .....ThermoTrex                --           --    100,000 /0                  $0 /--
                       ThermoLase                --           --    100,000 /0                  $0 /--
                       Trex Medical              --           --    300,000 /0          $2,775,000 /--
----------------------------------------------------------------------------------------------------------
Firooz Rufeh (2) ......ThermoTrex                --           --     66,000 /0          $1,760,550 /--
                       ThermoLase           435,760  $13,167,520     44,240 /0            $923,510 /--
                       Trex Medical              --           --     40,000 /0            $370,000 /--
----------------------------------------------------------------------------------------------------------
Anthony J. Pellegrino  ThermoTrex                --           --    134,500 /0          $3,442,288 /--
                       ThermoLase                --           --     72,000 /0          $1,557,000 /--
                       Trex Medical              --           --     40,000 /0            $370,000 /--
                       Thermo Electron           --           --    115,875 (3)         $2,953,132 /--
----------------------------------------------------------------------------------------------------------
Hal Kirshner ..........ThermoTrex            76,500  $ 2,079,270     73,000 /0          $1,809,155 /--
                       ThermoLase                --           --     36,400 /0            $787,150 /--
                       Trex Medical              --           --    150,000 /0          $1,387,500 /--
                       Thermo Electron           --           --    116,025 /0 (3)      $2,953,132 /--
                       Thermo BioAnalysis        --           --      2,000 /0              $7,750 /--
                       Thermo Fibergen           --           --      2,000 /0              $5,250 /--
                       ThermoLyte                --           --          0 /2000              --/ $0 (4)
                       Thermo Optek              --           --      6,000 /0             $18,000 /--
                       ThermoQuest               --           --      6,000 /0              $3,000 /--
                       Thermo Sentron            --           --      2,000 /0                  $0 /--
----------------------------------------------------------------------------------------------------------
Kenneth Y. Tang .......ThermoTrex                --           --     63,318 /0          $1,840,598 /--
                       ThermoLase                --           --    304,000 /0          $6,490,000 /--
                       Trex Medical                                  40,000 /0            $370,000 /--
                       Thermo Electron       19,125  $   595,419     23,850 /0            $674,004 /--
----------------------------------------------------------------------------------------------------------

                       Thermo Ecotek             --           --      3,000 /0             $33,501 /--
                       Thermo Fibertek           --           --      4,500 /0             $45,563 /--
----------------------------------------------------------------------------------------------------------
Brett A. Spivey .......ThermoTrex                --           --     67,969 /0          $1,822,918 /--
                       ThermoLase                --           --     32,000 /0            $692,000 /--
                       Trex Medical                                  15,000 /0            $138,750 /--
                       Thermedics                --           --      2,250 /0             $36,574 /--
                       Thermo Ecotek             --           --      1,500 /0             $16,751 /--
                       Thermo Electron        6,147  $   39,6728     13,853 /0            $381,413 /--
                       Thermo Fibertek           --           --      4,500 /0             $45,563 /--
----------------------------------------------------------------------------------------------------------

(1) The shares of the common stock shown in the table have been adjusted to reflect three-for-two stock splits, each in the form of a 50% stock dividend, distributed by Thermo Electron in June 1996 and Thermo Fibertek Inc. in June 1996. All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or another Thermo
     Electron company.   The granting corporation may exercise its repurchase
     rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. As to the options to purchase shares of the common stock of Trex Medical Corporation granted to Mr. Rufeh, Mr. Pellegrino, Mr. Kirshner and Dr. Tang, the repurchase rights are deemed to lapse 20% per year commencing on the sixth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date.

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

EMPLOYMENT AGREEMENTS

     In connection with the acquisition of the LORAD Corporation ("LORAD") in November 1992, the Corporation entered into an employment agreement with each of Mr. Anthony J. Pellegrino and Mr. Hal Kirshner. Mr. Pellegrino's agreement calls for Mr. Pellegrino to serve as Chairman of the Board and Chief Executive Officer of LORAD until December 31, 1995, at a base salary of $250,000 per year plus bonus. Mr. Kirshner's agreement calls for Mr. Kirshner to serve as President and Chief Operating Officer of LORAD until December 31, 1995, at a base salary of $200,000 per year plus bonus. These agreements expired on December 31, 1995.

SEVERANCE AGREEMENTS

     In 1988, Thermo Electron entered into severance agreements with several of its key employees, including key employees of the Corporation and other majority-owned subsidiaries. These agreements provide severance benefits if there is a change of control of Thermo Electron that is not approved by the Board of Directors of Thermo Electron and the employee's employment with Thermo Electron or the majority-owned subsidiary is terminated, for whatever reason, within one year thereafter. For purposes of the agreement, a change of control exists upon (i) the acquisition of 50% or more of the outstanding common stock of Thermo Electron by any person without the prior approval of the Board of Directors of Thermo Electron, (ii) the failure of the Board of Directors of Thermo Electron, within two years after any contested election of directors or tender or exchange offer not approved by the board of directors, to be constituted of a majority of directors holding office prior to such event or
(iii) any other event that the Board of Directors of Thermo Electron determines
constitutes an effective change of control of Thermo Electron.   Each of the
recipients of these agreements would receive a lump-sum benefit at the time of a qualifying severance (as defined below) equal to the highest total cash compensation paid to the employee by Thermo Electron or the majority-owned subsidiary in any 12-month period during the three years preceding the qualifying severance. A qualifying severance exists (i) if the employment of the executive officer is terminated for any reason within one year after a change in control of Thermo Electron or (ii) a group of directors of Thermo Electron consisting of directors of Thermo Electron on the date of the severance agreement or, if an election contest or tender or exchange offer for Thermo Electron's common stock has occurred, the directors of Thermo Electron immediately prior to such election contest or tender or exchange offer, and any future directors who are nominated or elected by such directors, determines that any other termination of the executive officer's employment should be treated as a qualifying severance. The benefits to be provided are limited so that the payments would not constitute so-called "excess parachute payments" under applicable provisions of the Internal Revenue Code of 1986. Assuming that severance benefits would have been payable under these agreements as of September 28, 1996, Mr. Rufeh would have received approximately $335,000.

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

     Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly,
(2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

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

     The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

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

     As of September 28, 1996, $40,727,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to

Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

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