Form 10-Q
period 1997-03-29
THERMOTREX CORP
filed 1997-05-02
CIK 875316

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at April 25, 1997
        ----------------------------      -----------------------------
        Common Stock, $.01 par value                 19,221,603
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                             THERMOTREX CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    March 29,  September 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 52,925       $ 43,940
      Available-for-sale investments, at quoted
        market value (amortized cost of $21,841
        and $51,774)                                   21,816         51,701
      Accounts receivable, less allowances of
        $1,612 and $1,586                              41,057         36,615
      Unbilled contract costs and fees                  5,306          2,933
      Inventories:
        Raw materials and supplies                     26,858         22,046
        Work in process                                12,090          9,731
        Finished goods                                  6,289          5,526
      Prepaid expenses                                  1,760          2,157
      Prepaid income taxes                             12,508          9,685
                                                     --------       --------
                                                      180,609        184,334
                                                     --------       --------
    Property, Plant, and Equipment, at Cost            58,312         40,535
      Less: Accumulated depreciation and
            amortization                               11,743          9,031
                                                     --------       --------
                                                       46,569         31,504
                                                     --------       --------
    Notes Receivable from Related Party                 3,300          3,300
                                                     --------       --------
    Other Assets                                        5,679          4,680
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies                                        95,201         96,404
                                                     --------       --------
                                                     $331,358       $320,222
                                                     ========       ========





                                        2PAGE

                             THERMOTREX CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                    March 29,  September 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Note payable to parent company                 $  2,000       $  2,000
      Accounts payable                                 19,017         19,569
      Accrued payroll and employee benefits             5,723          7,228
      Accrued warranty costs                            6,148          5,379
      Accrued income taxes                              5,778          2,239
      Customer deposits                                 3,703          3,582
      Other accrued expenses                           18,569         15,205
      Due to parent company and affiliated
        companies                                       3,712          1,269
                                                     --------       --------
                                                       64,650         56,471
                                                     --------       --------
    Deferred Lease Liability                              993            494
                                                     --------       --------
    Common Stock of Subsidiary Subject to
      Redemption (Note 2)                               2,613              -
                                                     --------       --------
    Minority Interest                                  57,498         58,178
                                                     --------       --------

    Shareholders' Investment:
      Common stock, $.01 par value,
        50,000,000 shares authorized;
        19,216,169 and 19,190,107
        shares issued                                     192            192
      Capital in excess of par value                  113,522        116,753
      Retained earnings                                92,107         89,156
      Treasury stock at cost, 5,912
        and 25,508 shares                                (201)          (975)
      Net unrealized loss on
        available-for-sale investments                    (16)           (47)
                                                     --------       --------
                                                      205,604        205,079
                                                     --------       --------
                                                     $331,358       $320,222
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                             THERMOTREX CORPORATION

                        Consolidated Statement of Income
                                  (Unaudited)


                                                      Three Months Ended
                                                   ------------------------
                                                    March 29,     March 30,
    (In thousands except per share amounts)              1997          1996
    -----------------------------------------------------------------------
    Revenues                                          $70,079       $42,699
                                                      -------       -------

    Costs and Operating Expenses:
      Cost of revenues                                 46,778        25,159
      Selling, general, and administrative expenses    16,944        10,375
      Research and development expenses                 7,824         5,502
                                                      -------       -------
                                                       71,546        41,036
                                                      -------       -------
    Operating Income (Loss)                            (1,467)        1,663

    Interest Income                                     1,183         1,545
    Interest Expense, Related Party                       (29)         (117)
    Gain on Issuance of Stock by Subsidiary                 -           734
                                                      -------       -------
    Income (Loss) Before Provision for Income Taxes
      and Minority Interest                              (313)        3,825
    Provision for Income Taxes                            250         1,563
    Minority Interest (Income) Expense                   (751)          159
                                                      -------       -------
    Net Income                                        $   188       $ 2,103
                                                      =======       =======
    Earnings per Share                                $   .01       $   .11
                                                      =======       =======
    Weighted Average Shares                            19,203        19,683
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                             THERMOTREX CORPORATION

                        Consolidated Statement of Income
                                  (Unaudited)


                                                        Six Months Ended
                                                    ------------------------
                                                    March 29,      March 30,
    (In thousands except per share amounts)              1997           1996
    ------------------------------------------------------------------------
    Revenues                                         $132,904       $ 85,794
                                                     --------       --------
    Costs and Operating Expenses:
      Cost of revenues                                 86,831         51,491
      Selling, general, and administrative expenses    31,808         20,622
      Research and development expenses                15,194         10,301
                                                     --------       --------
                                                      133,833         82,414
                                                     --------       --------
    Operating Income (Loss)                              (929)         3,380
    Interest Income                                     2,463          2,905
    Interest Expense, Related Party                       (59)          (239)
    Gain on Issuance of Stock by Subsidiary (Note 3)    1,997         13,504
                                                     --------       --------
    Income Before Provision for Income Taxes
      and Minority Interest                             3,472         19,550
    Provision for Income Taxes                          1,227          3,082
    Minority Interest (Income) Expense                   (706)           193
                                                     --------       --------
    Net Income                                       $  2,951       $ 16,275
                                                     ========       ========
    Earnings per Share                               $    .15       $    .83
                                                     ========       ========
    Weighted Average Shares                            19,192         19,663
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        5PAGE

                             THERMOTREX CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                        Six Months Ended
                                                    ------------------------
                                                    March 29,     March 30,
    (In thousands)                                       1997          1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  2,951       $ 16,275
      Adjustments to reconcile net income to
        net cash provided by (used in) operating
        activities:
          Depreciation and amortization                 3,930          2,185
          Provision for losses on accounts
            receivable                                    185            159
          Gain on issuance of stock by
            subsidiary (Note 3)                        (1,997)       (13,504)
          Minority interest (income) expense             (706)           193
          Increase of deferred lease liability            499              -
          Changes in current accounts:
            Accounts receivable                        (4,627)        (1,415)
            Inventories and unbilled contract
              costs and fees                          (10,307)          (624)
            Other current assets                       (2,443)        (1,089)
            Accounts payable                             (552)        (1,216)
            Other current liabilities                   8,731          3,141
                                                     --------       --------
    Net cash provided by (used in) operating
      activities                                       (4,336)         4,105
                                                     --------       --------
    Investing Activities:
      Purchases of available-for-sale investments           -        (29,500)
      Proceeds from sale and maturities of available-
        for-sale investments                           29,500         37,525
      Purchases of property, plant, and equipment     (17,797)        (4,049)
      Investment in other assets                       (1,119)             -
      Other                                               567            506
                                                     --------       --------
    Net cash provided by investing activities          11,151          4,482
                                                     --------       --------
    Financing Activities:
      Net proceeds from issuance of Company
        and subsidiary common stock and sale
        of subsidiary put options (Notes 2 and 3)       5,367         19,599
      Purchases of subsidiary common stock             (2,179)             -
      Payment of withholding taxes related to
        stock option exercises                         (1,018)          (897)
                                                     --------       --------
    Net cash provided by financing activities           2,170         18,702
                                                     --------       --------
    Increase in Cash and Cash Equivalents               8,985         27,289
    Cash and Cash Equivalents at Beginning of Period   43,940         21,512
                                                     --------       --------
    Cash and Cash Equivalents at End of Period       $ 52,925       $ 48,801
                                                     ========       ========
    The accompanying notes are an integral part of these consolidated financial statements.
                                        6PAGE

                             THERMOTREX CORPORATION

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by ThermoTrex Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, the results of operations for the three- and six-month periods ended March 29, 1997, and March 30, 1996, and the cash flows for the six-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Common Stock of Subsidiary Subject to Redemption

        In September 1996, the Board of Directors of the Company's ThermoLase Corporation subsidiary (ThermoLase) authorized the repurchase by ThermoLase of up to $10,000,000 of its common stock through August 28, 1997, in market transactions or pursuant to the exercise by investors of standardized put options written on its common stock. During the first six months of fiscal 1997, ThermoLase repurchased 137,500 shares of its common stock in market transactions for $2,179,000 and wrote put options obligating ThermoLase, at the election of the option-holders, to repurchase up to 145,800 shares of its common stock at various prices for an aggregate purchase price of $2,613,000. The net proceeds from put options sold of $294,000 has been recorded as an increase to "Shareholders' investment" and "Minority interest" in the accompanying balance sheet.

        The $2,613,000 obligation classified as "Common stock of subsidiary subject to redemption" in the accompanying balance sheet as of March 29, 1997, relates to the put options, all of which were exercised on April 18, 1997. ThermoLase repurchased the 145,800 shares of its common stock tendered pursuant to the exercise of the put options for an aggregate price of $2,613,000.

        On March 6, 1997, ThermoLase commenced an exchange offer whereby its shareholders had the opportunity to exchange one share of its existing common stock and $3.00 for a new unit consisting of one share of ThermoLase common stock and one redemption right. The redemption right entitles the holder to sell the related share of common stock to

                                        7PAGE

                             THERMOTREX CORPORATION

    ThermoLase for $20.25 during the period from April 3, 2001, through April 30, 2001. The redemption right will expire and become worthless if the closing price of ThermoLase common stock is at least $26.00 for 20 of any 30 consecutive trading days. The redemption rights are guaranteed on a subordinated basis by Thermo Electron Corporation (Thermo Electron). The Company and Thermo Electron are parties to a Master Reimbursement Agreement whereby the Company would be required to reimburse Thermo Electron for any and all payments made by Thermo Electron under the guarantee. The exchange offer terminated on April 2, 1997, and resulted in the issuance of 2,000,000 units in exchange for approximately $500,000 in cash, net of expenses, and 2,261,706 shares of ThermoLase common stock. As a result of these transactions, subsequent to March 29, 1997, $40,500,000 was reclassified from "Shareholders' investment" and "Minority interest" to "Common stock of subsidiary subject to redemption," based on the issuance of 2,000,000 redemption rights each carrying a maximum liability to ThermoLase of $20.25.

    3.  Issuance of Stock by Subsidiary

        In December 1996, the Company's Trex Medical Corporation (Trex Medical) subsidiary issued 300,000 shares of its common stock at $14.50 per share in a private placement for net proceeds of $4.1 million, resulting in a gain of $2.0 million. At March 29, 1997, the Company owned 79% of the outstanding common stock of Trex Medical.



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

    Overview

        The Company operates in three business segments: Medical Products manufactured by the Company's 79%-owned Trex Medical Corporation (Trex Medical) subsidiary, Personal-care Products and Services offered by the Company's 64%-owned ThermoLase Corporation (ThermoLase) subsidiary, and Advanced Technology Research.
                                        8PAGE

                             THERMOTREX CORPORATION

        Trex Medical designs, manufactures, and markets mammography equipment and minimally invasive stereotactic breast-biopsy systems, general-purpose radiography (X-ray) equipment, and X-ray imaging systems used for cardiac catheterization and angiography, as well as radiographic/ fluoroscopic procedures. Trex Medical sells its systems worldwide principally through a network of independent dealers, and also acts as an original equipment manufacturer (OEM) for other medical equipment companies. Trex Medical has four operating units: Lorad, a manufacturer of mammography and stereotactic breast-biopsy systems; Bennett X-Ray Corporation (Bennett), a manufacturer of general-purpose X-ray and mammography equipment; XRE Corporation (XRE), a manufacturer of X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions; and Continental X-Ray Corporation (Continental), a manufacturer of general-purpose and specialized X-ray systems.

        ThermoLase has developed a laser-based system called SoftLight(SM) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market services using the SoftLight system. The Company began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial location (Spa Thira) in La Jolla, California, in November 1995. As of March 29, 1997, ThermoLase had 10 spas open, three of which opened during the second quarter of fiscal 1997. In addition, ThermoLase has signed leases for five additional sites. In June 1996, ThermoLase commenced a program to license to physicians and others the right to perform the Company's patented SoftLight hair-removal procedure. In this program, ThermoLase licenses its technology and receives a one-time fee and a per-procedure royalty that varies depending on the location treated. ThermoLase also provides the licensees with the lasers and lotion that are necessary to perform the service. ThermoLase is marketing the SoftLight system internationally through joint ventures and other licensing arrangements. In January 1996, ThermoLase established a joint venture in Japan. In fiscal 1997, ThermoLase entered into several international arrangements, establishing a joint venture in France in November 1996 and four additional licensing arrangements: in Saudi Arabia in November 1996; in Tunisia and Belgium in December 1996; in the United Arab Emirates and Oman in March 1997; and in Switzerland in April 1997.

        In March 1997, ThermoLase filed with the FDA a 510(k) application seeking clearance to market its laser skin-resurfacing technology (formerly called skin-rejuvenation). This technology, which uses the same laser as ThermoLase's hair-removal system, is designed to improve the skin's texture and elasticity and to smooth wrinkles. ThermoLase also manufactures and markets skin-care, bath, and body products through its CBI Laboratories, Inc. (CBI) subsidiary, which also manufactures the lotion used in the SoftLight hair-removal process.

                                        9PAGE

                             THERMOTREX CORPORATION

        The Company's Advanced Technology Research segment performs research primarily in the fields of communications, avionics, X-ray detection, signal processing, advanced-materials technology, and lasers. The Company has developed its expertise in these core technologies in connection with government-sponsored research and development.

    Results of Operations

    Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996

        Total revenues increased 64% to $70.1 million in the second quarter of fiscal 1997 from $42.7 million in the second quarter of fiscal 1996. Medical Products segment revenues, excluding intersegment sales, increased 69% to $54.7 million in fiscal 1997 from $32.4 million in fiscal 1996, primarily due to the inclusion of $17.6 million in revenues from Continental, acquired in September 1996, and XRE, acquired in May 1996. Revenues at Lorad, excluding intersegment sales, increased 16% as a result of increased sales of higher-priced mammography systems.

        Personal-care Products and Services segment revenues increased 66% to $11.7 million in the second quarter of fiscal 1997 from $7.0 million in the second quarter of fiscal 1996. ThermoLase earned revenues from hair-removal services of $5.2 million in fiscal 1997, compared with $1.1 million in fiscal 1996. The increase in revenues resulted primarily from an increase in the number of spas to 10, three of which opened during the second quarter of fiscal 1997, compared with one spa in La Jolla in the second quarter of fiscal 1996. Under the current pricing structure, the majority of spa clients pay a fixed fee in advance to receive a series of treatments, as necessary. Consequently, ThermoLase defers revenue related to such payments, which is recognized over the anticipated treatment period. As ThermoLase collects further data concerning the number of treatments required and duration of the treatment period, the period of revenue recognition may be affected. Revenues also increased as a result of fees from ThermoLase's physicians' licensing program, which was not in effect in the second quarter of fiscal 1996. In addition, revenues from hair-removal services in the second quarter of fiscal 1997 included $1.3 million of minimum guaranteed payments relating to ThermoLase's international licensing arrangements, including a $1.0 million payment received upon granting technology rights under one such agreement, compared with $0.7 million in the second quarter of fiscal 1996. The amount of minimum guaranteed payments recorded by ThermoLase will vary depending on its ability to enter into additional international licensing arrangements and the terms of any such arrangements. Revenues at CBI increased to $6.5 million in fiscal 1997 from $5.9 million in fiscal 1996. A portion of CBI's revenues are derived from sales to large retailers, which have a relatively long buying cycle that results in quarterly variations in revenues. ThermoLase estimates that CBI will continue to represent a decreasing portion of its total revenues as revenues from hair-removal services increase.

                                       10PAGE

                             THERMOTREX CORPORATION

    Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996 (continued)

        Advanced Technology Research segment revenues, excluding intersegment sales, increased to $3.7 million in the second quarter of fiscal 1997 from $3.2 million in the second quarter of fiscal 1996. The Company estimates that revenues from Advanced Technology Research will continue to decline as a percentage of total revenues.

        The gross profit margin was 33% in the second quarter of fiscal 1997, compared with 41% in the second quarter of fiscal 1996. The Medical Products segment gross profit margin, excluding intersegment sales, declined to 37% in fiscal 1997 from 43% in fiscal 1996, primarily due to the mix of products sold at Lorad and Bennett, as well as the inclusion of lower-margin revenues at Continental. The Personal-care Products and Services segment gross profit margin was 17% in fiscal 1997, compared with 37% in fiscal 1996. ThermoLase's hair-removal business reported gross profit of negative $0.1 million in fiscal 1997, compared with gross profit of $0.3 million in fiscal 1996. Each period was significantly impacted by the early operations of the Spa Thira business, which has been operating below maximum capacity as the Company develops a client base and continues refining its operating procedures, and due to pre-opening costs incurred in connection with new spa openings, offset in part in fiscal 1997, and more than offset in fiscal 1996, by the effect of physician licensing fees and minimum guaranteed payments relating to international licensing arrangements, which have a relatively high gross profit margin. The gross profit margin in fiscal 1997 was also impacted by increased local advertising costs. As ThermoLase continues to open additional Spa Thira locations in fiscal 1997, the effect of operating each spa below maximum capacity as the Company develops its client base, as well as pre-opening costs, will have a negative impact on the Company's gross profit margin. ThermoLase's decline in gross profit margin in fiscal 1997 also resulted from lower margins on the sale of skin-care and other personal-care products at CBI due to a continued shift to lower-margin products.

        Selling, general, and administrative expenses as a percentage of revenues was 24% in both periods. Increased spending in the Personal-care Products and Services segment related to the cost of expanding ThermoLase's personal-care service organization for its Spa Thira salons and licensing programs, as well as national advertising costs and patent-related legal costs, was offset by a decrease in expenses as a percentage of revenues in the Medical Products segment, primarily due to an increase in revenues.

        Research and development expenses increased to $7.8 million in the second quarter of fiscal 1997 from $5.5 million in the second quarter of fiscal 1996, primarily due to increased spending at Trex Medical and, to a lesser extent, spending at ThermoLase for pre-clinical and clinical research related to improving the effectiveness of its hair-removal process and developing its skin-resurfacing process, and the investigation of other health and beauty applications for its proprietary laser technology. Research and development expenses at Trex Medical of

                                       11PAGE

                             THERMOTREX CORPORATION

    Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996 (continued)

    $6.1 million in fiscal 1997, compared with $4.1 million in fiscal 1996, reflect the inclusion of $2.0 million of expense at XRE and Continental and Trex Medical's continued efforts to develop and commercialize new products, including the full-breast digital mammography system and direct-detection X-ray sensor, as well as enhancements of existing systems.

        Interest income decreased to $1.2 million in the second quarter of fiscal 1997 from $1.5 million in the second quarter of fiscal 1996, primarily as a result of lower average invested balances, which resulted primarily from property and equipment expenditures for ThermoLase's Spa Thira salons and licensing programs. Interest expense decreased to $29,000 in fiscal 1997 from $0.1 million in fiscal 1996 due to the September 1996 repayment of the $8.0 million promissory note issued to Thermo Electron Corporation (Thermo Electron) in September 1995, offset in part by interest expense associated with the $2.0 million promissory note issued on similar terms to Thermo Electron in September 1996.

        During the second quarter of fiscal 1996, the Company recorded a gain of $0.7 million from the issuance of stock by subsidiary in connection with a private placement of Trex Medical common stock.

        The Company recorded minority interest income of $0.8 million in the second quarter of fiscal 1997, compared with minority interest expense of $0.2 million in the second quarter of fiscal 1996, as a result of an increase in ThermoLase's net loss, offset in part by an increase in Trex Medical's net income.

        The effective tax rate in each period differs from the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes, offset in part in the second quarter of fiscal 1996 by nontaxable gains on issuance of stock by subsidiary.

    First Six Months Fiscal 1997 Compared With First Six Months Fiscal 1996

        Total revenues increased 55% to $132.9 million in the first six months of fiscal 1997 from $85.8 million in the first six months of fiscal 1996. Medical Products segment revenues, excluding intersegment sales, increased 64% to $105.7 million in fiscal 1997 from $64.6 million in fiscal 1996, primarily due to the inclusion of $34.1 million in revenues from Continental, acquired in September 1996, and XRE, acquired in May 1996. In addition, revenues at Lorad, excluding intersegment sales, increased 13% as a result of increased sales of higher-priced mammography systems and increased demand for biopsy systems.

        Personal-care Products and Services segment revenues increased 41% to $20.3 million in the first six months of fiscal 1997 from $14.4 million in the first six months of fiscal 1996. ThermoLase earned revenues from hair-removal services of $7.7 million in fiscal 1997, compared with $1.1
                                       12PAGE

                             THERMOTREX CORPORATION

    First Six Months Fiscal 1997 Compared With First Six Months Fiscal 1996 (continued)

    million in fiscal 1996. The increase in revenues resulted primarily from an increase in the number of spas to 10, six of which opened during fiscal 1997, compared with one spa in La Jolla in the first six months of fiscal 1996. Revenues also increased as a result of fees from ThermoLase's physicians' licensing program, which was not in effect in the first six months of fiscal 1996. In addition, revenues from hair-removal services included $1.6 million of international licensing fees in fiscal 1997, compared with $0.7 million in fiscal 1996. Revenues at CBI decreased to $12.6 million in fiscal 1997 from $13.3 million in fiscal 1996, due to an unusually large order shipped to a single customer in the first quarter of fiscal 1996, offset in part by an increase in revenues from other customers.

        Advanced Technology Research segment revenues, excluding intersegment sales, was $6.9 million in the first six months of fiscal 1997 and $6.7 million in the first six months of fiscal 1996.

        The gross profit margin was 35% in the first six months of fiscal 1997, compared with 40% in the first six months of fiscal 1996. The Medical Products segment gross profit margin, excluding intersegment sales, declined to 38% in fiscal 1997 from 44% in fiscal 1996, due to the reasons described in the result of operations for the second quarter. The Personal-care Products and Services segment gross profit margin was 19% in fiscal 1997, compared with 34% in fiscal 1996. ThermoLase's hair-removal business reported gross profit of negative $0.3 million in fiscal 1997, compared with negative $32,000 in fiscal 1996. The gross profit margin was affected in both periods by the factors discussed in the results of operations for the second quarter. The decline in the Personal-care Products and Services segment gross profit margin in fiscal 1997 also resulted from lower margins on the sale of skin-care and other personal-care products at CBI due to a continued shift to lower-margin products.

        Selling, general, and administrative expenses as a percentage of revenues was 24% in both periods, due to the reasons described in the results of operations for the second quarter.

        Research and development expenses increased to $15.2 million in the first six months of fiscal 1997 from $10.3 million in the first six months of fiscal 1996, due to the reasons described in the results of operations for the second quarter, including $3.7 million of additional expense at XRE and Continental.

        Interest income decreased to $2.5 million in the first six months of fiscal 1997 from $2.9 million in the first six months of fiscal 1996, due to the reasons described in the results of operations for the second quarter. Interest expense decreased to $0.1 million in fiscal 1997 from $0.2 million in fiscal 1996 due to the reasons discussed in the results of operations for the second quarter.

                                       13PAGE

                             THERMOTREX CORPORATION

    First Six Months Fiscal 1997 Compared With First Six Months Fiscal 1996 (continued)

        During the first six months of fiscal 1997 and fiscal 1996, the Company recorded gains of $2.0 million and $13.5 million, respectively, from the issuance of stock by subsidiary in connection with private placements of Trex Medical common stock (Note 3).

        Minority interest income was $0.7 million in the first six months of fiscal 1997, compared with minority interest expense of $0.2 million in the first six months of fiscal 1996. Minority interest income in fiscal 1997 resulted from the reason discussed in the results of operations for the second quarter.

        The effective tax rate in fiscal 1997 was affected by nondeductible amortization of cost in excess of net assets of acquired companies and state income taxes, offset by nontaxable gains on issuance of stock by subsidiary. The effective tax rate in fiscal 1996 was below the statutory income tax rate primarily due to nontaxable gains on issuance of stock by subsidiary, offset in part by nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes.

    Liquidity and Capital Resources

        Consolidated working capital was $116.0 million at March 29, 1997, compared with $127.9 million at September 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $74.7 million at March 29, 1997, compared with $95.6 million at September 28, 1996. Of the $74.7 million balance at March 29, 1997, $36.3 million was held by Trex Medical, $26.0 million was held by ThermoLase, and the remainder was held by the Company and its wholly owned subsidiaries.

        Net cash used in operating activities during the first six months of fiscal 1997 was $4.3 million. During this period, $10.3 million of cash was used to fund an increase in inventories and unbilled contract costs and fees. Inventory at Trex Medical increased as a result of materials required for commitments under an OEM agreement and higher inventory levels to support its increased sales. Trex Medical began shipping products under the OEM agreement in March 1997 and expects to continue to ship under this agreement throughout fiscal 1997. In addition, an increase in accounts receivable used $4.6 million of cash, due primarily to the timing of second quarter shipments at XRE. These uses of cash were offset in part by $8.7 million provided by an increase in other current liabilities, including $3.5 million from accrued income taxes.

        Excluding available-for-sale investments activity, the Company's investing activities during the first six months of fiscal 1997 consisted primarily of $17.8 million of expenditures for property, plant, and equipment. The Company's financing activities provided cash of $2.2 million during this period.

                                       14PAGE

                             THERMOTREX CORPORATION

        In September 1996, ThermoLase's Board of Directors authorized the repurchase by ThermoLase of up to $10.0 million of its common stock through August 28, 1997, in market transactions or pursuant to the exercise by investors of standardized put options written on its common stock. During the first six months of fiscal 1997, ThermoLase repurchased 137,500 shares of its common stock in market transactions for $2.2 million. Subsequent to March 29, 1997, ThermoLase settled all of its outstanding put options by repurchasing 145,800 shares of its common stock for an aggregate price of $2.6 million (Note 2). In April 1997, ThermoLase's Board of Directors authorized the repurchase by ThermoLase, through April 25, 1998, of up to an additional $10.0 million of its common stock.

        In November 1996, ThermoLase entered into a joint venture agreement to market its SoftLight system in France, as well as its laser-based skin-resurfacing process, if and when available. During the first six months of fiscal 1997, ThermoLase contributed $1.1 million to the joint venture, and has committed to provide up to an additional $4.0 million to fund its working capital requirements, in exchange for its 50% stake in the joint venture.

        On March 6, 1997, ThermoLase commenced an exchange offer whereby its shareholders had the opportunity to exchange one share of its existing common stock and $3.00 for a new unit consisting of one share of ThermoLase common stock and one redemption right. The redemption right entitles the holder to sell the related share of common stock to ThermoLase for $20.25 during the period from April 3, 2001, through April 30, 2001. The redemption right will expire and become worthless if the closing price of ThermoLase common stock is at least $26.00 for 20 of any 30 consecutive trading days. The redemption rights are guaranteed on a subordinated basis by Thermo Electron. The Company and Thermo Electron are parties to a Master Reimbursement Agreement whereby the Company would be required to reimburse Thermo Electron for any and all payments made by Thermo Electron under the guarantee. The exchange offer terminated on April 2, 1997, and resulted in the issuance by ThermoLase of 2,000,000 units in exchange for approximately $0.5 million in cash, net of expenses, and 2,261,706 shares of ThermoLase common stock (Note 2).

        ThermoLase has signed leases to open five additional Spa Thiras. In total, ThermoLase plans to open between 10 and 20 spas in various parts of the United States during fiscal 1997. Depending on the size of the spa, each facility will require approximately $1.5 million to $2.5 million for such items as leasehold improvements and laser systems. ThermoLase also expects to expend $4.0 million to $5.0 million during the remainder of fiscal 1997 for equipment related to its licensing programs. Accordingly, ThermoLase's capital expenditures will largely be affected by the number of Spa Thira locations that can be developed and the number of physicians and other domestic and international licensees engaged in licensing programs. In addition, the Company plans to make capital expenditures of approximately $3 million for its other businesses during the remainder of fiscal 1997. The Company expects that it will finance growth at its publicly held and wholly owned subsidiaries through a

                                       15PAGE

                             THERMOTREX CORPORATION
    combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermo Electron, although it has no agreement to ensure that funds will be available from Thermo Electron on acceptable terms or at all.


    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

        On March 12, 1997, at the Annual Meeting of Shareholders, the shareholders elected nine incumbent directors to a one-year term expiring in 1998. The Directors elected at the meeting were: Gary S. Weinstein, Morton Collins, Peter O. Crisp, Paul F. Ferrari, Dr. George N. Hatsopoulos, John N. Hatsopoulos, Robert C. Howard, Firooz Rufeh, and Dr. Nicholas T. Zervas. Mr. Collins and Dr. G. Hatsopoulos each received 16,411,049 shares voted in favor of his election and 50,410 shares voted against. Mr. Crisp, Mr. Ferrari, and Mr. J. Hatsopoulos each received 16,410,649 shares voted in favor of his election and 50,810 shares voted against. Mr. Howard and Mr. Rufeh each received 16,410,949 shares voted in favor of his election and 50,510 shares voted against. Mr. Weinstein and Dr. Zervas each received 16,410,749 shares voted in favor of his election and 50,710 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

        At the Annual Meeting, the shareholders also approved a proposal to increase the number of shares available for issuance under the Company's nonqualified stock option plan by 500,000 shares as follows: 14,850,353 shares were voted in favor of the proposal, 1,588,916 shares were voted against, and 22,190 shares abstained. No broker nonvotes were recorded on the proposal.


    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.






                                       16PAGE

                             THERMOTREX CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 2nd day of May 1997.

                                                 THERMOTREX CORPORATION



                                                 Paul F. Kelleher
                                                 ---------------------
                                                 Paul F. Kelleher
                                                 Chief Accounting Officer



                                                 John N. Hatsopoulos
                                                 ---------------------
                                                 John N. Hatsopoulos
                                                 Vice President and Chief
                                                   Financial Officer








                                       17PAGE

                             THERMOTREX CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      11         Statement re: Computation of earnings per share.

      27         Financial Data Schedule.

      99.1       Form of ThermoLase Corporation Unit Certificate (filed as
                 Exhibit 4.1 to ThermoLase's Registration Statement on Form S-4 [Reg. No. 333-19633] and incorporated herein by reference).