Form 10-Q
period 1997-06-28
THERMOTREX CORP
filed 1997-08-01
CIK 875316

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at July 25, 1997
        ----------------------------      ----------------------------
        Common Stock, $.01 par value               19,225,476
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                             THERMOTREX CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     June 28,  September 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 38,267       $ 43,940
      Available-for-sale investments, at quoted
        market value (amortized cost of $7,020
        and $51,774)                                    6,986         51,701
      Accounts receivable, less allowances of
        $1,767 and $1,586                              48,061         36,615
      Unbilled contract costs and fees                  6,906          2,933
      Inventories:
        Raw materials and supplies                     28,333         22,046
        Work in process                                11,851          9,731
        Finished goods                                  7,633          5,526
      Prepaid expenses                                  3,001          2,157
      Prepaid income taxes                              7,809          9,685
                                                     --------       --------
                                                      158,847        184,334
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            64,386         40,535
      Less: Accumulated depreciation and
            amortization                               13,619          9,031
                                                     --------       --------
                                                       50,767         31,504
                                                     --------       --------
    Notes Receivable from Related Party                 3,300          3,300
                                                     --------       --------
    Prepaid Income Taxes and Other Assets              12,058          4,680
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies                                        94,563         96,404
                                                     --------       --------
                                                     $319,535       $320,222
                                                     ========       ========



                                        2PAGE

                             THERMOTREX CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     June 28,  September 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Note payable to parent company                 $      -       $  2,000
      Accounts payable                                 20,252         19,569
      Accrued payroll and employee benefits             7,150          7,228
      Accrued warranty costs                            6,479          5,379
      Accrued income taxes                              2,033          2,239
      Customer deposits                                 3,755          3,582
      Accrued commissions                               3,546          2,049
      Other accrued expenses                           15,100         13,156
      Due to parent company and affiliated
        companies                                       2,966          1,269
                                                     --------       --------
                                                       61,281         56,471
                                                     --------       --------
    Deferred Lease Liability                            1,255            494
                                                     --------       --------
    Common Stock of Subsidiary Subject to
      Redemption (Note 2)                              40,500              -
                                                     --------       --------
    Minority Interest                                  39,302         58,178
                                                     --------       --------
    Shareholders' Investment:
      Common stock, $.01 par value, 50,000,000
        shares authorized; 19,230,589 and
        19,190,107 shares issued                          192            192
      Capital in excess of par value                   84,835        116,753
      Retained earnings                                92,392         89,156
      Treasury stock at cost, 7,013 and
        25,508 shares                                    (200)          (975)
      Net unrealized loss on available-
        for-sale investments                              (22)           (47)
                                                     --------       --------
                                                      177,197        205,079
                                                     --------       --------
                                                     $319,535       $320,222
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                             THERMOTREX CORPORATION

                        Consolidated Statement of Income
                                  (Unaudited)


                                                       Three Months Ended
                                                     ----------------------
                                                     June 28,      June 29,
    (In thousands except per share amounts)              1997          1996
    -----------------------------------------------------------------------
    Revenues                                          $72,931       $42,772
                                                      -------       -------
    Costs and Operating Expenses:
      Cost of revenues                                 46,237        25,731
      Selling, general, and administrative expenses    18,651        10,274
      Research and development expenses                 8,350         5,612
                                                      -------       -------
                                                       73,238        41,617
                                                      -------       -------

    Operating Income (Loss)                              (307)        1,155

    Interest Income                                       860         1,372
    Interest Expense, Related Party                       (11)         (112)
    Gain on Sale of Investments                             -           115
    Equity in Losses of Joint Ventures                   (350)            -
                                                      -------       -------

    Income Before Provision for Income Taxes and
      Minority Interest                                   192         2,530
    Provision for Income Taxes                            376         1,284
    Minority Interest (Income) Expense                   (469)          175
                                                      -------       -------
    Net Income                                        $   285       $ 1,071
                                                      =======       =======
    Earnings per Share                                $   .01       $   .05
                                                      =======       =======
    Weighted Average Shares                            19,222        19,720
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                             THERMOTREX CORPORATION

                        Consolidated Statement of Income
                                  (Unaudited)


                                                        Nine Months Ended
                                                     -----------------------
                                                      June 28,      June 29,
    (In thousands except per share amounts)               1997          1996
    ------------------------------------------------------------------------
    Revenues                                          $205,835      $128,566
                                                      --------      --------
    Costs and Operating Expenses:
      Cost of revenues                                 133,068        77,222
      Selling, general, and administrative expenses     50,459        30,896
      Research and development expenses                 23,544        15,913
                                                      --------      --------
                                                       207,071       124,031
                                                      --------      --------

    Operating Income (Loss)                             (1,236)        4,535

    Interest Income                                      3,323         4,277
    Interest Expense, Related Party                        (70)         (351)
    Gain on Issuance of Stock by Subsidiary (Note 3)     1,997        13,504
    Gain on Sale of Investments                              -           115
    Equity in Losses of Joint Ventures                    (350)            -
                                                      --------      --------
    Income Before Provision for Income Taxes and
      Minority Interest                                  3,664        22,080
    Provision for Income Taxes                           1,603         4,366
    Minority Interest (Income) Expense                  (1,175)          368
                                                      --------      --------
    Net Income                                        $  3,236      $ 17,346
                                                      ========      ========
    Earnings per Share                                $    .17      $    .88
                                                      ========      ========
    Weighted Average Shares                             19,202        19,682
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        5PAGE

                             THERMOTREX CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Nine Months Ended
                                                     -----------------------
                                                     June 28,       June 29,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  3,236       $ 17,346
      Adjustments to reconcile net income to
        net cash provided by (used in) operating
        activities:
          Depreciation and amortization                 6,448          3,426
          Provision for losses on accounts
            receivable                                    266            175
          Gain on issuance of stock by subsidiary
            (Note 3)                                   (1,997)       (13,504)
          Gain on sale of investments                       -           (115)
          Minority interest (income) expense           (1,175)           368
          Increase in long-term prepaid income taxes   (4,725)             -
          Increase in deferred lease liability            761              -
          Equity in losses of joint ventures              350              -
          Changes in current accounts, excluding
            the effects of acquisition:
              Accounts receivable                     (11,712)         3,476
              Inventories and unbilled contract
                costs and fees                        (14,487)        (1,171)
              Other current assets                       (864)          (786)
              Accounts payable                            683         (2,542)
              Other current liabilities                 6,126          3,836
                                                     --------       --------
    Net cash provided by (used in) operating
      activities                                      (17,090)        10,509
                                                     --------       --------
    Investing Activities:
      Acquisition, net of cash acquired                     -        (18,817)
      Purchases of available-for-sale investments           -        (52,000)
      Proceeds from sale and maturities of available-
        for-sale investments                           44,000         57,230
      Purchases of property, plant, and equipment     (23,851)        (8,891)
      Investment in other assets                       (1,144)        (4,400)
      Issuance of note receivable to related party          -         (1,300)
      Other                                               774            943
                                                     --------       --------
    Net cash provided by (used in) investing
      activities                                     $ 19,779       $(27,235)
                                                     --------       --------






                                        6PAGE

                             THERMOTREX CORPORATION

                                   (Unaudited)


                                                       Nine Months Ended
                                                     -----------------------
                                                     June 28,       June 29,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Financing Activities:
      Net proceeds from issuance of Company and
        subsidiary common stock and sale of
        subsidiary put options (Note 3)              $  5,502       $ 21,774
      Net proceeds from subsidiary stock exchange
        offer (Note 2)                                    522              -
      Purchases of subsidiary common stock            (11,268)             -
      Repayment of note payable to parent company      (2,000)             -
      Payment of withholding taxes related to
        stock option exercises                         (1,118)        (5,760)
                                                     --------       --------
    Net cash provided by (used in) financing
      activities                                       (8,362)        16,014
                                                     --------       --------
    Decrease in Cash and Cash Equivalents              (5,673)          (712)
    Cash and Cash Equivalents at Beginning of Period   43,940         21,512
                                                     --------       --------
    Cash and Cash Equivalents at End of Period       $ 38,267       $ 20,800
                                                     ========       ========

    Noncash Activities:
      Fair value of assets of acquired company       $      -       $ 28,956
      Cash paid for acquired company                        -        (18,878)
                                                     --------       --------
        Liabilities assumed of acquired company      $      -       $ 10,078
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.






                                        7PAGE

                             THERMOTREX CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by ThermoTrex Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and nine-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the nine-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Common Stock of Subsidiary Subject to Redemption

        On April 2, 1997, the Company's ThermoLase Corporation (ThermoLase) subsidiary completed an exchange offer whereby its shareholders had the opportunity to exchange one share of its existing ThermoLase common stock and $3.00 for a new unit consisting of one share of ThermoLase common stock and one redemption right. The redemption right entitles the holder to sell the related share of common stock to ThermoLase for $20.25 during the period from April 3, 2001, through April 30, 2001. The redemption right will expire and become worthless if the closing price of ThermoLase common stock is at least $26.00 for 20 of any 30 consecutive trading days. The redemption rights are guaranteed on a subordinated basis by Thermo Electron Corporation (Thermo Electron). The Company and Thermo Electron are parties to a Master Reimbursement Agreement whereby the Company would be required to reimburse Thermo Electron for any and all payments made by Thermo Electron under the guarantee. In connection with this offer, ThermoLase issued in April 1997, 2,000,000 units in exchange for 2,261,706 shares of its common stock and $522,000 in cash, net of expenses. As a result of these transactions, $40,500,000 was reclassified from "Shareholders' investment" and "Minority interest" to "Common stock of subsidiary subject to redemption," based on the issuance of 2,000,000 redemption rights each carrying a maximum liability to ThermoLase of $20.25.

    3.  Issuance of Stock by Subsidiary

        In December 1996, the Company's Trex Medical Corporation (Trex Medical) subsidiary sold 300,000 shares of its common stock at $14.50 per share for net proceeds of $4.1 million, resulting in a gain of $2.0 million. At June 28, 1997, the Company owned 79% of the outstanding common stock of Trex Medical.
                                        8PAGE

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

    Overview

        The Company operates in three business segments: Medical Products manufactured by the Company's 79%-owned Trex Medical Corporation (Trex Medical) subsidiary, Personal-care Products and Services offered by the Company's 66%-owned ThermoLase Corporation (ThermoLase) subsidiary, and Advanced Technology Research.

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

        ThermoLase has developed a laser-based system called SoftLight(SM) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market services using the SoftLight system. The Company began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial location (Spa Thira) in La Jolla, California, in November 1995. As of June 28, 1997, ThermoLase had 12 spas open in the U.S., two of which opened during the third quarter of fiscal 1997. In addition, ThermoLase's French joint venture opened its first European spa in Paris in May. ThermoLase has signed leases for three additional sites in the U.S. In June 1996,
                                        9PAGE

                             THERMOTREX CORPORATION

    ThermoLase commenced a program to license to physicians and others the right to perform the Company's patented SoftLight hair-removal procedure. In this program, ThermoLase licenses its technology and receives a one-time fee and a per-procedure royalty that varies depending on the location treated. ThermoLase also provides the licensees with the lasers and lotion that are necessary to perform the service. ThermoLase is marketing the SoftLight system internationally through joint ventures and other licensing arrangements. In January 1996, ThermoLase established a joint venture in Japan. In fiscal 1997, ThermoLase entered into several international arrangements, establishing a joint venture in France in November 1996 and five additional licensing arrangements: in Saudi Arabia in November 1996; in Tunisia and Belgium in December 1996; in the United Arab Emirates and Oman in March 1997; in Switzerland in April 1997; and in Brazil in June 1997.

        ThermoLase continues to pursue an extensive research and development program to improve the efficacy and duration of its hair-removal treatment. ThermoLase is currently testing a modification to its procedure, called SoftLight 2.0, that has had positive laboratory results. Although the laboratory results are encouraging, the results are preliminary and there can be no assurance that SoftLight 2.0 will be successful in improving the hair-removal process. If the initial laboratory results relating to SoftLight 2.0 are confirmed, ThermoLase anticipates implementing the procedure in early fiscal 1998. ThermoLase believes that improvements in the hair-removal procedure, including the successful implementation of SoftLight 2.0, are critical elements in its ability to improve the profitability of its business.

        In March 1997, ThermoLase filed with the FDA a 510(k) application seeking clearance to market its laser skin-resurfacing technology. This technology, which uses the same laser as ThermoLase's hair-removal system, is designed to improve the skin's texture and elasticity. In addition, the 510(k) application seeks wrinkle-treatment claims for the procedure. ThermoLase also manufactures and markets skin-care, bath, and body products through its CBI Laboratories, Inc. (CBI) subsidiary, which also manufactures the lotion used in the SoftLight hair-removal process.

        The Company's Advanced Technology Research segment performs research primarily in the fields of communications, avionics, X-ray detection, signal processing, advanced-materials technology, and lasers. The Company has developed its expertise in these core technologies in connection with government-sponsored research and development.

    Results of Operations

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996

        Total revenues increased 71% to $72.9 million in the third quarter of fiscal 1997 from $42.8 million in the third quarter of fiscal 1996. Medical Products segment revenues, excluding intersegment sales, increased 65% to $55.5 million in fiscal 1997 from $33.7 million in fiscal 1996. Revenues increased $16.5 million as a result of the acquisitions of Continental in September 1996 and XRE in May 1996.
                                       10PAGE

                             THERMOTREX CORPORATION

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996
    (continued)

    Revenues at Lorad, excluding intersegment sales, increased 16% as a result of increased sales of higher-priced mammography systems.

        Personal-care Products and Services segment revenues increased 104% to $12.9 million in the third quarter of fiscal 1997 from $6.3 million in the third quarter of fiscal 1996. ThermoLase earned revenues from hair-removal services of $7.0 million in fiscal 1997, compared with $1.5 million in fiscal 1996. The increase in revenues resulted primarily from an increase in the number of spas to 12, two of which opened during the third quarter of fiscal 1997, compared with two spas open during the third quarter of fiscal 1996. In March 1997, ThermoLase changed its pricing plan to exclusively offer single or multiple treatment plans. ThermoLase defers revenue related to payments for multiple treatment plans, which is recognized over the anticipated treatment period. As ThermoLase collects further data concerning the number of treatments required and duration of the treatment period, the period of revenue recognition may be affected. Revenues also increased as a result of fees from ThermoLase's physicians' licensing program, which was started in the third quarter of fiscal 1996 and produced only nominal revenues during that quarter. In addition, revenues from hair-removal services in the third quarter of fiscal 1997 included $1.1 million of minimum guaranteed payments relating to ThermoLase's international licensing arrangements, including $0.7 million in payments received upon granting technology rights under certain of such agreements, compared with $0.7 million in the third quarter of fiscal 1996. The amount of minimum guaranteed payments recorded by ThermoLase will vary depending on its ability to enter into additional international licensing arrangements and the terms of any such arrangements. Revenues at CBI increased to $5.9 million in fiscal 1997 from $4.8 million in fiscal 1996. A portion of CBI's revenues are derived from sales to large retailers, which have a relatively long buying cycle that results in quarterly variations in revenues. ThermoLase estimates that CBI will continue to represent a decreasing portion of its total revenues as revenues from hair-removal services increase.

        Advanced Technology Research segment revenues, excluding intersegment sales, increased to $4.5 million in the third quarter of fiscal 1997 from $2.8 million in the third quarter of fiscal 1996. The Company estimates that revenues from Advanced Technology Research will continue to decline as a percentage of total revenues.

        The gross profit margin was 37% in the third quarter of fiscal 1997, compared with 40% in the third quarter of fiscal 1996. The Medical Products segment gross profit margin, excluding intersegment sales, declined to 40% in fiscal 1997 from 43% in fiscal 1996, primarily due to the inclusion of lower-margin revenues at Continental and the mix of products sold at Lorad. The Personal-care Products and Services segment gross profit margin was 23% in fiscal 1997, compared with 29% in fiscal 1996. ThermoLase's hair-removal business reported gross profit of $1.1 million in fiscal 1997, compared with gross profit of $0.3 million in fiscal 1996. Each period was impacted by the early operations of the Spa Thira business, which has been operating below maximum capacity as the Company develops a client base and continues refining its operating
                                       11PAGE

                             THERMOTREX CORPORATION

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996
    (continued)

    procedures, and due to pre-opening costs incurred in connection with new spa openings, offset in part by the effect of physicians' licensing fees and minimum guaranteed payments relating to international licensing arrangements, which have a relatively high gross profit margin. As ThermoLase continues to open additional Spa Thira locations in fiscal 1997, the effect of operating each spa below maximum capacity as ThermoLase develops its client base, as well as pre-opening costs, will have a negative impact on its gross profit margin. The Company believes that improvements in the efficacy and duration of the SoftLight process, including the successful implementation of SoftLight 2.0, are critical elements in its ability to improve the profitability of its spas.

        Selling, general, and administrative expenses as a percentage of revenues increased to 26% in the third quarter of fiscal 1997 from 24% in the third quarter of fiscal 1996. Increased spending in the Personal-care Products and Services segment related to the cost of expanding ThermoLase's personal-care service organization for its Spa Thira salons and licensing programs, as well as national advertising costs and patent-related legal costs, was offset in part by a decrease in expenses as a percentage of revenues in the Medical Products segment, primarily due to an increase in revenues.

        Research and development expenses increased to $8.4 million in the third quarter of fiscal 1997 from $5.6 million in the third quarter of fiscal 1996, primarily due to increased spending at Trex Medical and, to a lesser extent, increased spending at ThermoLase for pre-clinical and clinical research related to improving the effectiveness of its hair-removal process and developing its skin-resurfacing process, and the investigation of other health and beauty applications for its proprietary laser technology. Research and development expenses at Trex Medical increased to $6.2 million in fiscal 1997 from $4.8 million in fiscal 1996, due to an increase of $1.7 million resulting from the acquisitions of XRE and Continental, offset in part by a decrease in spending at Lorad. Research and development expenses at Trex Medical reflect its continued efforts to develop and commercialize new products, including the full-breast digital mammography system and direct-detection X-ray sensor, as well as enhancements of existing systems.

        Interest income decreased to $0.9 million in the third quarter of fiscal 1997 from $1.4 million in the third quarter of fiscal 1996, primarily due to lower average invested balances, which resulted primarily from property and equipment expenditures for ThermoLase's Spa Thira salons and licensing programs. Interest expense decreased to $11,000 in fiscal 1997 from $112,000 in fiscal 1996 due to the September 1996 repayment of the $8.0 million promissory note issued to Thermo Electron Corporation (Thermo Electron) in September 1995, offset in part by interest expense associated with the $2.0 million promissory note issued on similar terms to Thermo Electron in September 1996. The $2.0 million promissory note was repaid in April 1997.
                                       12PAGE

                             THERMOTREX CORPORATION

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996
    (continued)

        Equity in losses of joint ventures in the accompanying statement of income represents ThermoLase's proportionate share of losses from its international joint ventures.

        The Company recorded minority interest income of $0.5 million in the third quarter of fiscal 1997, compared with minority interest expense of $0.2 million in the third quarter of fiscal 1996, as a result of an increase in ThermoLase's net loss, offset in part by an increase in Trex Medical's net income.

        The effective tax rate in each period differs from the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes.

    First Nine Months Fiscal 1997 Compared With First Nine Months Fiscal 1996

        Total revenues increased 60% to $205.8 million in the first nine months of fiscal 1997 from $128.6 million in the first nine months of fiscal 1996. Medical Products segment revenues, excluding intersegment sales, increased 64% to $161.2 million in fiscal 1997 from $98.3 million in fiscal 1996. Revenues increased $50.7 million as a result of the acquisitions of Continental in September 1996 and XRE in May 1996. In addition, revenues at Lorad, excluding intersegment sales, increased 14% as a result of increased sales of higher-priced mammography systems and increased demand for biopsy systems.

        Personal-care Products and Services segment revenues increased 60% to $33.2 million in the first nine months of fiscal 1997 from $20.7 million in the first nine months of fiscal 1996. ThermoLase earned revenues from hair-removal services of $14.7 million in fiscal 1997, compared with $2.6 million in fiscal 1996. The increase in revenues resulted primarily from an increase in the number of spas to 12, eight of which opened in fiscal 1997, compared with two spas open during the first nine months of fiscal 1996. Revenues also increased as a result of fees from ThermoLase's physicians' licensing program, which was started in the third quarter of fiscal 1996 and produced only nominal revenues during the first nine months of fiscal 1996. In addition, revenues from hair-removal services in fiscal 1997 included $2.7 million of minimum guaranteed payments relating to ThermoLase's international licensing arrangements, including $1.7 million in payments received upon granting technology rights under certain of such agreements, compared with $1.3 million in fiscal 1996. Revenues at CBI increased slightly to $18.4 million in fiscal 1997 from $18.1 million in fiscal 1996.

        Advanced Technology Research segment revenues, excluding intersegment sales, increased to $11.4 million in the first nine months of fiscal 1997 from $9.6 million in the first nine months of fiscal 1996.

        The gross profit margin was 35% in the first nine months of fiscal 1997, compared with 40% in the first nine months of fiscal 1996. The Medical Products segment gross profit margin, excluding intersegment
                                       13PAGE

                             THERMOTREX CORPORATION
    First Nine Months Fiscal 1997 Compared With First Nine Months Fiscal 1996 (continued)

    sales, declined to 39% in fiscal 1997 from 43% in fiscal 1996, due to the reasons described in the result of operations for the third quarter. The Personal-care Products and Services segment gross profit margin was 20% in fiscal 1997, compared with 32% in fiscal 1996. ThermoLase's hair-removal business reported gross profit of $0.8 million in fiscal 1997, compared with gross profit of $0.3 million in fiscal 1996. The gross profit margin was affected in both periods by the factors discussed in the results of operations for the third quarter. The decline in the Personal-care Products and Services segment gross profit margin in fiscal 1997 also resulted from lower margins on the sale of skin-care and other personal-care products at CBI due to a continued shift to lower-margin products.

        Selling, general, and administrative expenses as a percentage of revenues increased to 25% in the first nine months of fiscal 1997 from 24% in the first nine months of fiscal 1996, primarily due to the reasons described in the results of operations for the third quarter.

        Research and development expenses increased to $23.5 million in the first nine months of fiscal 1997 from $15.9 million in the first nine months of fiscal 1996, primarily due to increased spending at Trex Medical and, to a lesser extent, increased spending at ThermoLase due to the reasons described in the results of operations for the third quarter. Research and development expenses at Trex Medical increased to $18.5 million in fiscal 1997 from $12.9 million in fiscal 1996, primarily due to an increase of $5.4 million resulting from the acquisitions of XRE and Continental.

        Interest income decreased to $3.3 million in the first nine months of fiscal 1997 from $4.3 million in the first nine months of fiscal 1996, primarily due to the reasons described in the results of operations for the third quarter. Interest expense decreased to $0.1 million in fiscal 1997 from $0.4 million in fiscal 1996 due to the reasons discussed in the results of operations for the third quarter.

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by Trex Medical, the Company recorded gains of $2.0 million in the first nine months of fiscal 1997 and $13.5 million in the first nine months of fiscal 1996 (Note 3). The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

        Equity in losses of joint ventures in the accompanying statement of income represents ThermoLase's proportionate share of losses from its international joint ventures.

                                       14PAGE

                             THERMOTREX CORPORATION
    First Nine Months Fiscal 1997 Compared With First Nine Months Fiscal 1996 (continued)

        Minority interest income was $1.2 million in the first nine months of fiscal 1997, compared with minority interest expense of $0.4 million in the first nine months of fiscal 1996. Minority interest income in fiscal 1997 resulted from the reason discussed in the results of operations for the third quarter.

        The effective tax rate in the first nine months of fiscal 1997 was affected by nondeductible amortization of cost in excess of net assets of acquired companies and state income taxes, offset by nontaxable gains on issuance of stock by subsidiary. The effective tax rate in the first nine months of fiscal 1996 was below the statutory income tax rate primarily due to nontaxable gains on issuance of stock by subsidiary, offset in part by nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes.

    Liquidity and Capital Resources

        Consolidated working capital was $97.6 million at June 28, 1997, compared with $127.9 million at September 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $45.3 million at June 28, 1997, compared with $95.6 million at September 28, 1996. Of the $45.3 million balance at June 28, 1997, $30.2 million was held by Trex Medical, $8.1 million was held by ThermoLase, and the remainder was held by the Company and its wholly owned subsidiaries.

        Net cash used in operating activities during the first nine months of fiscal 1997 was $17.1 million. During this period, $14.5 million of cash was used to fund an increase in inventories and unbilled contract costs and fees. Inventories at Trex Medical increased primarily to support its increase in sales, new product introductions at Bennett and Lorad, and, to a lesser extent, materials required for commitments under an OEM agreement. An increase in accounts receivable used $11.7 million of cash, due primarily to the timing of third quarter shipments at Lorad, as well as Trex Medical's increased sales to international customers, which have longer payment cycles. These uses of cash were offset in part by $6.1 million provided by an increase in other current liabilities.

        Excluding available-for-sale investments activity, the Company's investing activities during the first nine months of fiscal 1997 consisted primarily of $23.9 million of expenditures for property, plant, and equipment. In July 1997, the Company acquired all of the outstanding common stock of Computer Communications Specialists, Inc. (CCS) for approximately $10.0 million in cash, subject to a post-closing adjustment, and repaid approximately $1.0 million of pre-acquisition liabilities immediately after closing. CCS develops and markets interactive voice-response systems that enable callers to access a wide variety of information by pressing buttons on a touch-tone phone. To finance this acquisition, the Company borrowed $11.0 million from Thermo Electron Corporation (Thermo Electron) pursuant to a promissory note due October 5, 1998, and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.
                                       15PAGE

                             THERMOTREX CORPORATION
    Liquidity and Capital Resources (continued)

        The Company's financing activities used $8.4 million of cash during the nine months ended June 28, 1997. In September 1996, ThermoLase's Board of Directors authorized the repurchase by ThermoLase of up to $10.0 million of its common stock through August 28, 1997, in market transactions or pursuant to the exercise by investors of standardized put options written on its common stock. In April 1997, ThermoLase's Board of Directors authorized the repurchase by ThermoLase, through April 25, 1998, of up to an additional $10.0 million of its common stock. During the first nine months of fiscal 1997, ThermoLase repurchased 924,300 shares of its common stock for $11.3 million in market transactions and pursuant to the exercise of standardized put options.

        On April 2, 1997, ThermoLase completed an exchange offer whereby its shareholders had the opportunity to exchange one share of its existing common stock and $3.00 for a new unit consisting of one share of ThermoLase common stock and one redemption right. The redemption right entitles the holder to sell the related share of common stock to ThermoLase for $20.25 during the period from April 3, 2001, through April 30, 2001. The redemption right will expire and become worthless if the closing price of ThermoLase common stock is at least $26.00 for 20 of any 30 consecutive trading days. The redemption rights are guaranteed on a subordinated basis by Thermo Electron. The Company and Thermo Electron are parties to a Master Reimbursement Agreement whereby the Company would be required to reimburse Thermo Electron for any and all payments made by Thermo Electron under the guarantee. In connection with this offer, ThermoLase issued in April 1997, 2,000,000 units in exchange for 2,261,706 shares of its common stock and $0.5 million in cash, net of expenses (Note 2).

        In connection with certain of ThermoLase's joint venture arrangements, it provided $1.1 million in cash funding during the first nine months of fiscal 1997, and has agreed to provide up to an additional $5.5 million.

        Thermo Electron has agreed to loan ThermoLase up to $25.0 million, due October 5, 1998, to the extent ThermoLase's working capital needs and liquidity require, at an interest rate equal to the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        ThermoLase has signed leases to open three additional Spa Thiras which it expects to open in the fourth quarter of fiscal 1997 or early in fiscal 1998. Depending on its size, each spa will require approximately $1.5 million to $2.5 million for such items as leasehold improvements and laser systems. After completing these three spas, ThermoLase expects to concentrate its resources on increasing the capacity utilization of the fifteen U.S. spas that will then be open, and expanding its physicians' licensing program and international licensing arrangements. Construction will begin on new spas at such time as the existing spas produce improved results from operations. ThermoLase also expects to expend $1.0 million to $1.5 million during the remainder of fiscal 1997 for equipment related to its licensing programs. ThermoLase's capital expenditures will primarily be affected by the number of Spa Thira locations that are developed and the number of physicians and other domestic and

                                       16PAGE

                             THERMOTREX CORPORATION
    Liquidity and Capital Resources (continued)

    international licensees engaged in licensing programs. In addition, the Company plans to make capital expenditures of approximately $1.4 million for its other businesses during the remainder of fiscal 1997. The Company expects that it will finance growth at its publicly held and wholly owned subsidiaries through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermo Electron, although, other than as described above, it has no agreement to ensure that funds will be available from Thermo Electron on acceptable terms or at all.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.





                                       17PAGE

                             THERMOTREX CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 1st day of August 1997.

                                                 THERMOTREX CORPORATION



                                                 Paul F. Kelleher
                                                 ---------------------
                                                 Paul F. Kelleher
                                                 Chief Accounting Officer



                                                 John N. Hatsopoulos
                                                 ---------------------
                                                 John N. Hatsopoulos
                                                 Vice President and Chief
                                                   Financial Officer







                                       18PAGE

                             THERMOTREX CORPORATION
                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      10.1 Promissory Note Due October 5, 1998, issued by the Company to Thermo Electron Corporation.

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.