Form 10-K
period 1997-09-27
THERMOTREX CORP
filed 1997-12-08
CIK 875316

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  _____________________________________________

                                    FORM 10-K
    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended September 27, 1997

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                         Commission file number 1-10791

                             THERMOTREX CORPORATION
             (Exact name of Registrant as specified in its charter)
    Delaware                                                       52-1711436
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    10455 Pacific Center Court
    San Diego, California                                          92121-4339
    (Address of principal executive offices)                       (Zip Code)
       Registrant's telephone number, including area code: (781) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

            Title of each class          Name of exchange on which registered
      -------------------------------    ------------------------------------
      Common Stock, $.01 par value             American Stock Exchange
      3 1/4% Subordinated Convertible
        Debentures due 2007                    American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 31, 1997, was approximately $206,309,000.

    As of October 31, 1997, the Registrant had 19,249,204 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 27, 1997, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 5, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a) General Development of Business

        ThermoTrex Corporation (the Company or the Registrant) has three majority-owned subsidiaries, 79%-owned Trex Medical Corporation (Trex Medical), 67%-owned ThermoLase Corporation (ThermoLase), and 78%-owned Trex Communications Corporation (Trex Communications). Through its publicly traded Trex Medical subsidiary, the Company designs, manufactures, and markets mammography and minimally invasive digital breast-biopsy systems used for the detection of breast cancer, as well as general-purpose and specialized X-ray equipment. Through its publicly traded ThermoLase subsidiary, the Company has developed a laser-based system for the removal of unwanted hair (the SoftLight(SM) system), which is being marketed in the U.S. through ThermoLase's Spa Thira locations and through licensing agreements with physicians, and in foreign countries through joint ventures and other licensing arrangements. ThermoLase also manufactures and markets skin-care and other personal-care products. In addition, the Company performs advanced technology research in the areas of communications, avionics, X-ray detection, signal processing, and lasers. The Company's laser communications (lasercom) research is performed by its privately held Trex Communications Corporation (Trex Communications) subsidiary, which also designs and markets interactive information and voice-response systems, as well as call-automation systems.

        In October 1997, Trex Medical's XRE Corporation (XRE) subsidiary acquired substantially all of the assets, subject to certain liabilities, of Digitec Corporation, a manufacturer of physiological-monitoring equipment and digital-image archiving and networking systems used in cardiac catheterization procedures.

        Trex Medical is currently developing a full-field digital mammography system that is intended to be capable of higher image quality. The system is designed to enhance the X-ray image through software and to allow near-real-time analysis. Trex Medical expects that it will be possible to electronically transmit these images to allow off-site analysis by another radiologist, and believes this technology may also provide better images of dense breast tissue, which is often found in younger women. Trex Medical has collected clinical data and, in December 1997, submitted a 510(k) application with such data to the U.S. Food and Drug Administration (FDA), which must grant market clearance before this system can be sold commercially.

        Trex Medical has designed its new, high-end conventional mammography systems so that radiologists can upgrade to digital technology when it becomes available. Trex Medical believes that the digital-imaging technology being developed for this system may be adaptable to its general-purpose and specialized X-ray systems, and will seek to develop applications in these markets. Trex Medical is also working on a more advanced version of its digital technology, which incorporates a flat-panel, direct-digital detector and could provide still more information for earlier diagnoses.

                                        2PAGE

        ThermoLase opened its first Spa Thira in early fiscal 1996*, and had a total of four opened by the end of fiscal 1996. In fiscal 1997, ThermoLase opened nine more domestic spas, and by October 1997 had a total of 14 domestic Spa Thira locations. In June 1996, ThermoLase initiated a program to license its SoftLight technology to physicians. As of November 1997, approximately 150 lasers were placed in practices in 33 states and certain international markets. In January 1996, ThermoLase established its first international joint venture and, during fiscal 1997, added two additional joint ventures and six additional licensing arrangements. ThermoLase's international arrangements resulted in the opening of spas in Paris in May 1997 and Lugano, Switzerland, in October 1997, and additional spas are expected to be constructed during fiscal 1998, pending regulatory approvals.

        ThermoLase continues to pursue an extensive research and development program to improve the efficacy and duration of its hair-removal treatment. ThermoLase has developed a modification to its procedure, called SoftLight 2.0, and began introducing this procedure in its spas and to its licensees in September 1997. Although the clinical laboratory results are encouraging, the results are preliminary and there can be no assurance that SoftLight 2.0 will be successful in improving the hair-removal process. ThermoLase believes that improvements in the hair-removal procedure are critical elements in its ability to improve the profitability of its business.

        In March 1997, ThermoLase filed with the FDA a 510(k) application seeking clearance to market cosmetic skin resurfacing services utilizing its SoftLight Rejuvenation(TM) Laser, including wrinkle- and skin-texture treatment. This technology, which uses the same laser as ThermoLase's hair-removal system, is designed to improve the skin's appearance and texture.

        During fiscal 1997, the Company created its Trex Communications subsidiary, and in September 1997 completed a private placement of 1,133,000 shares of Trex Communications common stock for net proceeds of $10.6 million. Trex Communications is developing a laser communications (lasercom) technology, which is designed to move very large amounts of data quickly via lasers without the need for wires or licensing from the Federal Communications Commission. In July 1997, Trex Communications acquired Computer Communications Specialists, Inc. (CCS), which designs and markets interactive information and voice-response systems, as well as call-automation systems.

        The Company continues to perform substantial amounts of government-sponsored research and development and apply its core technologies to the development of new commercial products, such as its passive microwave camera. The passive microwave camera could be used to enhance safety in


    * In September 1995, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest September 30. References to "fiscal 1997," "fiscal 1996," and "fiscal 1995" herein are for the years ended September 27, 1997, and September 28, 1996, and the nine months ended September 30, 1995, respectively.

                                        3PAGE
    aircraft navigation during low-visibility conditions and in certain security applications.

        At September 27, 1997, Thermo Electron Corporation (Thermo Electron) owned 10,149,556 shares of the common stock of the Company, representing 53% of such stock then outstanding. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices, papermaking and recycling equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

        Thermo Electron intends for the foreseeable future to maintain at least 50% ownership of the Company. This will require the purchase by Thermo Electron of additional shares of Company common stock from time to time as the number of outstanding shares issued by the Company increases. These and any other purchases may be made either in the open market or directly from the Company. During fiscal 1997, Thermo Electron purchased 317,200 shares of the Company's common stock in the open market for a total price of $7.2 million. See Notes 5 and 15 to Consolidated Financial Statements in the Registrant's Fiscal 1997 Annual Report to Shareholders for a description of outstanding stock options and subordinated convertible debentures.

    Forward-looking Statements

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's Fiscal 1997 Annual Report to Shareholders, which statements are incorporated herein by reference.

    (b) Financial Information About Industry Segments

         The Company's business is divided into three industry segments:
    Medical Products manufactured by the Company's Trex Medical subsidiary, Personal-care Products and Services provided by the Company's ThermoLase subsidiary, and Advanced Technology Research, including research conducted and products distributed by its Trex Communications subsidiary. The principal products produced and services rendered by the Company in these three segments are described in detail below. (See "Principal Products and Services.")

                                        4PAGE

        Financial information concerning the Company's industry segments is provided in Note 13 to Consolidated Financial Statements in the Registrant's Fiscal 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

    (c)  Description of Business

         (i) Principal Products and Services

    Medical Products

         Trex Medical consists of four operating units: Lorad, Bennett X-Ray Corporation (Bennett), XRE, and Continental X-Ray Corporation (Continental). Lorad manufactures and markets mammography and minimally invasive digital breast-biopsy systems. Bennett's primary product line consists of general-purpose X-ray equipment. XRE manufactures and markets X-ray imaging systems used by interventional cardiologists in the diagnosis and treatment of blockages in coronary arteries and other vessels. Continental manufactures and markets a broad line of high-end general-purpose X-ray systems, as well as specialized units.

         Trex Medical sells its products through a worldwide network of more than 100 independent dealers and, to a lesser extent, on a direct basis. In addition to manufacturing and marketing its own systems, the Company manufactures systems and system components as an OEM for other medical equipment companies such as United States Surgical Corporation (U.S. Surgical) and the GE Medical Systems division of General Electric Company
    (GE).

    Mammography Systems

         Trex Medical designs, manufactures, and markets mammography systems that are differentiated on the basis of price and performance. Its high-end models are the Lorad M-IV and the Bennett Contour Plus, both of which can be upgraded to accept the full-field digital-imaging technology being developed by Trex Medical, when available. Trex Medical also offers two lower-priced models and two mobile mammography systems.

         Trex Medical has collected clinical data using its prototype full-field digital mammography system and, in December 1997, submitted a 510(k) application with such data to the FDA, which must grant market clearance before the system can be marketed commercially.

        Trex Medical believes that demand in the market for mammography systems is driven primarily by technological innovation that results in better image quality. Although growth of the installed base has slowed, demand for new systems continues as older models are replaced with those offering technological innovations. In addition, Trex Medical believes that the market outside the United States will grow as more countries adopt mammography quality standards similar to those adopted in the United States.

                                        5PAGE

    Minimally Invasive Digital Breast-biopsy Systems

        The Company offers a variety of minimally invasive digital breast-biopsy systems, manufactured by Lorad and Bennett, that provide an alternative to surgical biopsy. These digital breast-biopsy systems were introduced to address the disadvantages of open surgical biopsy and can be performed on an outpatient basis under local anesthetic. The typical cost of a minimally invasive breast-biopsy procedure is approximately one-third that of an open surgical biopsy.

        The Company offers a dedicated prone table, the StereoGuide(R), and upright, add-on systems that can be attached to most of its mammography systems. Trex Medical's StereoGuide system is the subject of a lawsuit alleging infringement of a Fischer Imaging Corporation (Fischer) patent. See "Item 3 - Legal Proceedings."

        Trex Medical believes that the minimally invasive digital breast-biopsy system market will grow as the procedure becomes more widely accepted by the medical community and as pressures to contain healthcare costs increase.

    General-purpose Radiography

        Trex Medical addresses the general-purpose X-ray market through its Bennett and Continental subsidiaries. Bennett primarily designs, manufactures, and markets low-cost, reliable systems to medical outpatient facilities, such as doctors' offices and surgi-care centers. Continental (and, to a lesser extent, Bennett) markets the more sophisticated and expensive X-ray systems typically used in hospitals and clinics. In addition, Bennett manufactures and markets imaging systems designed specifically for chiropractors and veterinarians.

        The U.S. market for general-purpose X-ray systems is stable, and consists primarily of replacement sales as customers upgrade older equipment. Trex Medical believes that the international market is substantially larger than the U.S. market and that the installed base of systems is still growing, particularly in developing countries. Trex Medical has recently expanded its international sales efforts.

        Trex Medical believes digital imaging will have significant application in the general-purpose and specialized X-ray markets and that the technology it develops for its full-field digital imaging system may be adaptable to these applications. In general-purpose X-ray applications, Trex Medical believes digital imaging will produce better quality images and reduce operating costs by eliminating the need for film, processing equipment, and chemicals. In addition, digital imaging will permit the electronic storage of images on magnetic or optical media, as well as the transmission of images to multiple locations. Furthermore, Trex Medical believes digital imaging could make the image intensifiers, which are large and expensive components in certain imaging systems, obsolete.

                                        6PAGE

    Cardiac Catheterization, Angiography, and Electrophysiology

        Through its XRE subsidiary, Trex Medical designs, manufactures, and markets cardiac catheterization laboratories (also called cath labs) and positioners for cardiovascular imaging systems. XRE's imaging equipment is used in cath labs where angiography (the examination of blood vessels using X-rays following the injection of a radiopaque contrast medium) is performed by an interventional cardiologist. XRE systems are designed to provide real-time images of peripheral blood vessels and of the heart and coronary arteries for physicians performing diagnostic and interventional procedures such as balloon angioplasty.

        Trex Medical believes vascular and cardiovascular surgeons will increasingly use balloon angioplasty and other less-invasive techniques to treat vascular diseases. These procedures are performed under the guidance of X-ray imaging such as that provided by Trex Medical's equipment.

        To complement its cath labs, XRE has developed a line of digital image-processing systems, workstations, and archive alternatives. XRE's Digitec division, acquired in October 1997, manufactures physiological-monitoring equipment and digital-image archiving and networking systems used in cardiac catheterization procedures. In addition, Continental designs, manufactures, and sells electrophysiology systems that are used in the diagnosis and treatment of cardiac arrhythmia, which is characterized by the sudden, erratic beating of the heart and can result in cardiac arrest.

    Radiographic/Fluoroscopic Systems

        Through its Continental subsidiary, Trex Medical designs, manufactures, and markets radiographic/fluoroscopic (R/F) products. An R/F system is able to record dynamic events by capturing a series of images in a short period of time. For example, R/F systems are used for various gastrointestinal procedures to image in real-time the progress of a radiopaque ingested solution (typically barium) through the digestive tract.

    Personal-care Products and Services

    Laser-based Hair Removal

        ThermoLase's patented SoftLight system uses a low-energy, dermatology laser in combination with a specially developed lotion that directs and absorbs the laser's energy to disable hair follicles. Unlike electrolysis, the SoftLight system can disable numerous hair follicles at one time. As a result, ThermoLase believes that it will be able to address a larger market than electrolysis by offering hair removal from large areas, such as the legs. The lasers, which are similar to those used for tattoo and birthmark removal, are manufactured for ThermoLase by Trex Medical. The lotion is manufactured by ThermoLase's CBI Laboratories subsidiary.

                                        7PAGE

        In a typical treatment, the area from which hair is to be removed is given a gentle cleansing. The lotion is then applied to the skin, and the area is scanned several times with the laser beam. The laser energy is absorbed by the lotion that has penetrated the hair duct, causing the temperature of the lotion to increase to a level that disables the hair follicles. The laser treatment most effectively disables hair follicles in the active growing (anagen) stage of development, and at any one time, a certain percentage of hair follicles are in the resting (telogen) stage. Therefore, it is necessary for clients to return for one or more additional treatments to ensure that each follicle is treated while in the active stage of hair growth. The number of follow-up sessions required and the time interval between treatments varies depending on the particular characteristics of the client and the anatomical site being treated.

        ThermoLase's spas currently offer a variety of pricing programs, including a fixed fee for a single treatment (occurring over two visits) as well as fixed fees for multiple treatments during specified time periods. The per-session cost of the SoftLight system to the customer is, in general, substantially higher than the per-session costs of alternative methods of hair removal, including waxing, electrolysis, and shaving. The total cost of the SoftLight treatments in comparison to these alternatives varies depending on factors including the body part treated, the pricing plan selected, and the length of time for which hair is removed in comparison to such alternatives.

        In September 1997, ThermoLase introduced SoftLight 2.0, a modification of the hair-removal process that is intended to increase the effectiveness of the treatment. ThermoLase has modified its lotion, thereby eliminating the need for waxing, part of the process used in earlier treatment protocols, and added an additional step to better direct the laser energy into the hair follicle. ThermoLase is continuing to evaluate the results of the new protocol as well as the connection between follicle damage and long-term hair removal.

        ThermoLase opened its first Spa Thira in early fiscal 1996, and had a total of four opened by the end of fiscal 1996. In fiscal 1997, ThermoLase opened nine more domestic spas, and by October 1997 had a total of 14 domestic Spa Thira locations. In addition, ThermoLase's international arrangements resulted in the opening of spas in Paris in May 1997 and Lugano, Switzerland, in October 1997. A spa is also under construction in Dubai in the United Arab Emirates, and additional spas are expected to be constructed in Japan, Saudi Arabia, Brazil, and London, pending regulatory approvals.

        The international spas are being developed pursuant to joint ventures and other licensing arrangements. In January 1996, ThermoLase established a joint venture in Japan. During fiscal 1997, ThermoLase established joint ventures in France in November 1996 and England in September 1997, and six additional licensing arrangements: in Saudi Arabia in November 1996; in Tunisia and Belgium in December 1996; in the United Arab Emirates and Oman in March 1997; in Switzerland in April 1997; in Brazil in June 1997; and in the United Kingdom (excluding England) and the Republic of Ireland in September 1997.

                                        8PAGE

        In June 1996, ThermoLase initiated a program to license its SoftLight technology to physicians. In this program, ThermoLase receives a per-procedure royalty that varies depending on the anatomical site treated and pricing plan selected by the client. It also provides the physicians with the lasers and supplies that are necessary to perform the service. As of November 1997, approximately 150 lasers were placed in practices in 33 states and certain international markets.

        ThermoLase's existing and planned spas are designed to reflect the environment of a luxurious day spa. ThermoLase believes that the uniformity of its centers will foster brand recognition and facilitate the opening of new spas. ThermoLase currently uses medical staff, including physicians and nurses, as well as other personnel, to operate the SoftLight system at its centers. ThermoLase advertises the SoftLight system through an advertising and public relations campaign focused on exposure in fashion and health magazines as well as the national news media.

    Skin-care and Other Personal-care Products

        ThermoLase's CBI Laboratories, Inc. (CBI) subsidiary designs, develops, manufactures, and packages high-quality personal-care products for sale to retailers under its own brand names and as a contract manufacturer under arrangements with third parties. CBI develops and manufactures most of its products, which include shampoos, lotions, shower creams, bath salts, and facial treatments, using botanicals and herbal extracts. CBI has the facilities and personnel to develop new product formulations, design packaging layouts, mix and fill formulations, and package final products for distribution. CBI does not manufacture packaging such as containers and boxes, but contracts with third parties for these supplies. CBI has a portfolio of approximately 3,000 formulations, and may manufacture up to 300 different products in a quarter.

    Advanced Technology Research

        The Company is currently focusing its advanced technology research efforts in the areas of communications, avionics, X-ray detection, signal processing, and lasers. The Company has developed its expertise in these core technologies in connection with government-sponsored research and development.

    Laser Communication System (lasercom)

        Lasercom is a high-speed, high-bandwidth laser communication system, which the Company has been developing since 1989 under government-funded contracts. Through fiscal 1997, the Ballistic Missile Defense Organization has provided funding totaling $12.4 million. The lasercom system, which is in early-stage beta testing, is designed to move large amounts of data quickly via lasers, without the need for wires. Through the application of its lasercom technology, Trex Communications intends to commercialize products to meet the growing demand for high-speed, digital telecommunications technology, including opportunities in

                                        9PAGE
    ground-based networks, satellite-to-satellite crosslinks, and air-based systems.

        In September 1996, the Company received a $4.9 million contract (with options for an additional $0.4 million) from the Defense Airborne Reconnaissance Office (DARO) for advanced development of the lasercom system for use on aircraft. Under this contract, Trex Communications will apply its lasercom technology to develop a system that could be used on unmanned reconnaissance aircraft. Lasercom would provide a horizontal communications link to quickly transmit digitized images of the ground below the aircraft, for example, to another unmanned aircraft flying near a command post hundreds of miles away, where the information could be downlinked and analyzed. Under the contract, Trex Communications is developing a fully functional prototype to be tested using small commercial jets.

    Passive Microwave Camera

        The Company is developing a passive microwave camera (PMC), which is designed to enable the user to see objects hidden by fog and clouds and to see through certain opaque objects, such as building partitions. The PMC will be a totally passive device that emits no radiation and can produce real-time video images during the day or night without the clutter typical of radar.

        The Company believes the largest potential application of the PMC would be the incorporation of the device into airplanes for use during takeoffs, landings, and taxiing in adverse weather conditions. PMC acceptance is subject to certification by the Federal Aviation Administration (FAA). The U.S. Army has provided approximately
    $10.7 million in funding for PMC development over the last five years. Development continues under a $4.0 million U.S. Army Research Laboratory contract that was awarded in fiscal 1996.

        Under a $700,000 grant from the National Institute of Justice, awarded in fiscal 1997, the Company plans to conduct a PMC technology demonstration and evaluation program in cooperation with local law enforcement agencies.

    Other Projects

        In addition to the full-field digital mammography system being developed by Trex Medical, the Company is developing a next-generation digital medical imaging technology. This new system would incorporate a flat-panel, direct-digital detector that could provide even more information for earlier diagnoses. This system is based on complementary metal oxide semiconductor (CMOS) technology. The CMOS system would "directly" detect the X-rays and convert them into digital information, as opposed to converting them into visible light first before being digitized, as is the case with the Company's current full-field digital technology. Trex Medical has the right to license this technology as it pertains to certain medical applications. The Company is also exploring other nonmedical applications for this flat-panel direct-digital detection technology.

                                       10PAGE

        The Company is currently working on government-funded projects in several areas, including: (1) space surveillance - Under a contract from the U.S. Air Force Phillips Laboratory awarded in 1993, the Company is designing and building a system to produce high-resolution images of low-earth-orbit satellites. Through fiscal 1997, the Company has received $11.4 million under this contract. (2) ROBS (rapid optical beam steering) laser radar system - The Company has developed and extensively tested the ROBS system over the last 10 years, supported by more than $28 million in government funding. In fiscal 1996, the Company received a three-year $8.8 million contract from the U.S. Naval Air Warfare Center at China Lake, California, to continue development of this system, which is designed to simultaneously track multiple, fast-moving airborne objects with extreme precision. In July 1996, the Company received a $5.9 million contract from the U.S. Army Missile Command to build a new version of ROBS to meet Army specifications.

        (ii) New Products

        The Company's business includes the research and development of new products. (see "Principal Products and Services.")

        (iii) Raw Materials

        In connection with its SoftLight 2.0 process, ThermoLase currently uses a hydrogel product that is currently available from only one source. ThermoLase has been able to obtain an adequate supply of hydrogel to satisfy its current needs for the product, but there can be no assurance that it will be able to do so indefinitely or that it will continue to be able to obtain an adequate supply of the product at prices acceptable to ThermoLase. Other raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.

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

        Patented inventions of the Company include certain mammography and other X-ray equipment, lasers, telescopes, high-power diamond switches,

                                       11PAGE
    laser-radar devices, microwave cameras, a laser-based hair-removal process, a Sonic CT system, a wind-shear detector, and methods of producing composites and ultrafine particles. Patent applications are pending on certain mammography equipment, a passive microwave camera, and a free-space laser communication system.

        The Company is a defendant in certain patent litigation and has been notified that it allegedly infringes certain other technology owned by a third party. See information under the heading "Intellectual Property Rights, Uncertainties, and Litigation" under the heading "Forward-looking Statements" in the Registrant's Fiscal 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

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

        (vii) Dependency on a Single Customer

        Medical Products segment revenues from OEM sales of a modified design of Trex Medical's stereotactic prone breast-biopsy system to U.S. Surgical accounted for 17% of Medical Products segment revenues and 14% of the Company's total revenues in fiscal 1997. No single customer accounted for more than 10% of the revenues of the Personal-care Products and Services segment in fiscal 1997. U.S. government agencies accounted for substantially all of the Advanced Technology Research segment revenues in fiscal 1997. The Company's Advanced Technology Research segment is heavily dependent on government funding through several agencies, and the loss of any of such agencies or customers would have a material adverse effect on this segment.

        (viii) Backlog

        The backlog of firm orders for the Medical Products segment was $49.3 million as of September 27, 1997, compared with $65.3 million as of September 28, 1996. The backlog at September 28, 1996, was affected by a build-up of new orders for Trex Medical's M-IV mammography system, which

                                       12PAGE
    it began shipping in late fiscal 1996, and the timing of certain orders received in late fiscal 1996. The backlog of firm orders for the Personal-care Products and Services segment, which consisted exclusively of orders for CBI's products, was $2.8 million as of September 27, 1997, compared with $5.5 million as of September 28, 1996. The Company estimates that CBI will continue to represent a decreasing portion of total segment revenues as revenues from hair-removal services increase. The backlog of firm orders for the Advanced Technology Research segment was $15.0 million as of September 27, 1997, compared with $17.9 million as of September 28, 1996. Substantially all government contract orders included in this backlog were funded at September 27, 1997. The Company does not believe that the decreases in backlog are necessarily indicative of a trend. The Company believes that substantially all of its fiscal 1997 backlog will be completed during fiscal 1998.

        (ix) Government Contracts

        Less than 10% of the Company's total revenues in fiscal 1997 were derived from contracts or subcontracts with the federal government, which are subject to renegotiation of profits or termination. There are no pending or, to the Company's knowledge, threatened renegotiations or terminations that are material to the Company.

        (x) Competition

    Medical Products

        The healthcare industry in general, and the market for imaging products in particular, is highly competitive. Trex Medical competes with a number of companies, many of which have substantially greater financial, marketing, and other resources than Trex Medical. Trex Medical's competitors include large companies such as GE, the Philips Medical Systems North America Company subsidiary of Philips N.V. (Philips), the Siemens Corporation subsidiary of Siemens AG (Siemens), Toshiba American Medical Systems, Inc., Toshiba America MRI, Inc., Shimadzu, and Picker International, Inc., which compete in most diagnostic imaging modalities, including X-ray imaging. In addition, a significant portion of Trex Medical's sales are to U.S. Surgical and GE through OEM arrangements. The products sold through such OEM agreements compete with those offered by Trex Medical directly and through its independent dealers. Trex Medical's StereoLoc II, Cytoguide, and StereoGuide breast-biopsy systems compete with products offered by GE, Fischer Imaging Corporation, and Philips, and with conventional surgical biopsy procedures. Trex Medical competes primarily on the basis of product features, product performance, and reputation as well as price and service. Trex Medical believes that competition is likely to increase as a result of healthcare cost-containment pressures and the development of alternative diagnostic and interventional technologies.

    Personal-care Products and Services

        ThermoLase expects that, in the near term, the principal competitors relative to the hair-removal treatment using the SoftLight system will be electrolysis providers. The electrolysis market is characterized by many

                                       13PAGE
    small practitioners. Although ThermoLase believes that it has a significant competitive advantage over electrolysis, it does not have the well-established network of client relationships that many electrologists have. Over time, it is expected that ThermoLase will face growing competition from other laser-based hair-removal services. Four other laser manufacturers received market clearance from the FDA in 1997 for hair removal. ThermoLase expects that others, in addition to the laser companies that currently have clearance for hair removal, will seek to develop similar technologies and products that may compete directly with the SoftLight system. ThermoLase's services will also compete with other hair-removal products and methods. ThermoLase believes that competition for its hair-removal services is based primarily on efficacy, price, comfort, and safety.

        Should it receive clearance to market the SoftLight Rejuvenation Laser system for skin resurfacing, ThermoLase expects that its principal competitors will be providers of carbon dioxide laser and chemical peel resurfacing and traditional spa-based services. ThermoLase believes that its SoftLight Rejuvenation skin treatment system will offer customers an alternative to more aggressive skin-texture and wrinkle-treatment methods.

        The professional skin-care and bath-and-body products markets are highly competitive. In selling its Salon product line, CBI competes with a number of small manufacturers and divisions of larger companies. The competition in this market is fragmented with no one competitor dominating the market. In the Custom Design and Store Brands groups, CBI competes with numerous contract packaging companies that can prepare and package custom formulations for customers. Some of these competitors have substantially greater financial, marketing, and research and development resources than those of ThermoLase. CBI competes in these markets by offering its customers exclusive product lines that ThermoLase believes can generally be sold at a lower price but with higher margins than CBI's competitors.

    Advanced Technology Research

        Trex Communications is engaged in segments of the telecommunications industry that are extremely competitive. In its lasercom division, Trex Communications expects to compete with large telecommunication service providers, such as the regional Bell operating companies, competitive access providers, and microwave and cellular service providers. Such companies have substantially greater financial, technical, marketing, and other resources than Trex Communications. Trex Communications' goal, however, is to enter into strategic relationships with certain of these competitors to provide components for the network systems that Trex Communications is developing and to market and sell lasercom technology and services. No assurance can be given that Trex Communications will be successful in creating such strategic relationships. In addition, Trex Communications' lasercom division expects to compete with other laser-based communication hardware and software providers, most of which have greater financial, technical, marketing, and other resources than Trex Communications.

                                       14PAGE

        Trex Communications' CCS subsidiary competes with a number of call automation companies, primarily on the basis of product features, product performance, and reputation, as well as price and service. Some of CCS' competitors have substantially greater financial, technical, marketing, and other resources than CCS.

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

        (xi) Research and Development

        During the years ended September 27, 1997, and September 28, 1996, and the nine months ended September 30, 1995, the Company incurred $32,067,000, $24,986,000, and $13,430,000, respectively, on internally sponsored research and development programs, and $11,667,000, $10,278,000, and $11,803,000, respectively, on research and development programs sponsored by others. Approximately 344 professional employees were engaged full-time in research and development activities at September 27, 1997.

        (xii) Environmental Protection Regulations

        The Company believes that compliance with federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees

        As of September 27, 1997, the Company had a total of 1,712 employees.

    (d) Financial Information about Exports by Domestic Operations

        Financial information about exports by domestic operations is summarized in Note 13 to Consolidated Financial Statements in the Registrant's Fiscal 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

                                       15PAGE

    (e) Executive Officers of the Registrant

                                  Present Title (Fiscal Year First
    Name                    Age   Became Executive Officer)
    ---------------------------------------------------------------------
    Gary S. Weinstein       40    Chief Executive Officer (1996)
    John N. Hatsopoulos     63    Chief Financial Officer and
                                    Vice President (1990)
    Dr. Kenneth Y. Tang     50    Senior Vice President (1990)
    David A. Teitel         34    Vice President, Finance (1996)
    Paul F. Kelleher        55    Chief Accounting Officer (1990)
    Hal Kirshner            56    President and Chief Executive Officer,
                                    Trex Medical Corporation (1992)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified, or until earlier resignation, death, or removal. All executive officers, except Messrs. Weinstein, Kirshner, and Teitel have held comparable positions for at least five years with the Company or Thermo Electron. Mr. Weinstein has been Chief Executive Officer of the Company since February 1996. For at least five years prior to joining the Company, Mr. Weinstein held various positions at Lehman Brothers, an investment banking firm, including heading its global syndicate and equity capital market group from March 1995 until joining the Company. Mr. Kirshner was President of Lorad from January 1991 to April 1997. Mr. Teitel has been Vice President, Finance of the Company since August 1996. Prior to joining the Company, Mr. Teitel was Vice President, Finance of Deknatel Snowden Pencer, Inc. (Deknatel), a manufacturer of specialty surgical products, from May 1995 to August 1996, and was Director of Finance at Deknatel from August 1994 to May 1995. From August 1985 to August 1994, Mr. Teitel held various positions at Arthur Andersen LLP, a professional services firm.
    Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

    Item 2. Properties

        The location and general character of the Company's principal properties as of September 27, 1997, are as follows:

    Medical Products

        Trex Medical owns two office and manufacturing facilities: a 62,500-square-foot facility in Danbury, Connecticut, and a 164,000-square-foot facility in Broadview, Illinois. Trex Medical leases a 120,000-square-foot office and manufacturing facility in Copiague, New York, under a lease expiring in 2005, and a 156,000-square-foot office and manufacturing facility in Littleton, Massachusetts, under a lease expiring in 2012, and a 60,000-square-foot office and manufacturing facility in Danbury, Connecticut, under a lease expiring in 2007.

                                       16PAGE

    Personal-care Products and Services

        ThermoLase occupies approximately 213,000 square feet of office and manufacturing space in Carrollton, Texas, under a lease expiring in 2004, through its CBI subsidiary. ThermoLase also occupies approximately
    83,000 square feet of retail space for its Spa Thira salons, under leases expiring from 2000 through 2013.

    Advanced Technology Research

        The Company currently leases 90,000 square feet of office, engineering, and laboratory space in San Diego under a lease expiring in 2006. In addition, CCS leases office, engineering, and manufacturing space of 42,000 and 4,000 square feet in Georgia and England, respectively, under leases expiring from 2001 through 2003. The Company also leases 25,000 square feet of office and warehouse facilities in San Diego under leases expiring in fiscal 1998.

        The Company believes that its facilities are in good condition and are suitable and adequate to meet current needs.

    Item 3. Legal Proceedings

        In April 1992, Fischer Imaging Corporation (Fischer) commenced a lawsuit in the United States District Court, District of Colorado, against Lorad, alleging that Lorad's prone breast-biopsy system infringes a Fischer patent on a precision mammographic needle-biopsy system. As of September 27, 1997, the Company had recognized aggregate revenues of approximately $107.1 million from the sale of such systems. The suit requests a permanent injunction, treble damages, and attorneys' fees and expenses. If the Company is unsuccessful in defending this lawsuit, it may be enjoined from manufacturing and selling its prone breast-biopsy system without a license from Fischer. No assurance can be given that the Company will be able to obtain such a license, if required, on commercially reasonable terms, if at all. In addition, the Company may be subject to damages for past infringement. No assurance can be given as to the amount that the Company may eventually be required to pay in expenses or in such damages.


    Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

                                       17PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

        Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6. Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements and Supplementary Data are included in the Registrant's Fiscal 1997 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

                                       18PAGE

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

                                       19
PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a, d)   Financial Statements and Schedules

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

                                       20PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

    Date: December 5, 1997                  THERMOTREX CORPORATION

                                            By: Gary S. Weinstein
                                                -----------------------
                                                Gary S. Weinstein
                                                Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 5, 1997.

    Signature                           Title
    ---------                           -----

    By: Gary S. Weinstein              Chief Executive Officer, Chairman
        -----------------------------   of the Board, and Director
        Gary S. Weinstein

    By: John N. Hatsopoulos         Vice President, Chief Financial
        -----------------------------   Officer, and Director
        John N. Hatsopoulos

    By: Paul F. Kelleher            Chief Accounting Officer
        -----------------------------
        Paul F. Kelleher

    By: Morton Collins              Director
        -----------------------------
        Morton Collins

    By: Peter O. Crisp              Director
        -----------------------------
        Peter O. Crisp

    By: Paul F. Ferrari             Director
        -----------------------------
        Paul F. Ferrari

    By: Dr. George N. Hatsopoulos   Director
        -----------------------------
        Dr. George N. Hatsopoulos

    By: _____________________________   Director
        Robert C. Howard

    By:                                 Director
        -----------------------------
        Nicholas T. Zervas


                                       21PAGE

                    Report of Independent Public Accountants

    To the Shareholders and Board of Directors of ThermoTrex Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoTrex Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 3, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 20 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                Arthur Andersen LLP



    Boston, Massachusetts
    November 3, 1997

                                       22PAGE

  SCHEDULE II

                             THERMOTREX CORPORATION

                        Valuation and Qualifying Accounts
                                 (In thousands)



                                  Provision
                      Balance at    Charged    Accounts                Balance
                       Beginning         to     Written                 at End
  Description          of Period    Expense         Off    Other(a)  of Period
  -----------         ----------  ---------    --------    --------  ---------
  Allowance for
    Doubtful Accounts

  Year Ended
    September 27, 1997    $1,586    $  279      $ (164)     $  268     $1,969

  Year Ended
    September 28, 1996    $1,141    $  336      $ (163)     $  272     $1,586

  Nine Months Ended
    September 30, 1995    $  643    $  178      $    -      $  320     $1,141

  (a) Allowances of businesses acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's Fiscal 1997 Annual Report to Shareholders.

                                       23PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

      3.1      Restated Certificate of Incorporation, as amended (filed as
               Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994 [File No. 1-10791] and incorporated herein by reference).

      3.2 By-Laws of the Registrant, as amended and restated (filed as Exhibit 3.2 to the Registrant's Transition Report on Form 10-K for the transition period January 1, 1995, through September 30, 1995 [File No. 1-10791] and incorporated herein by reference).

      4.1 Indenture dated as of October 28, 1997, by and among the Registrant, Thermo Electron Corporation, and Bankers Trust Company, as Trustee, relating to $124.5 principal amount of the Registrant's 3 1/4% Subordinated Convertible Debentures due 2007 (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 28, 1997, and filed with the Securities and Exchange Commission on October 29, 1997, and incorporated herein by reference).

      4.2 Fiscal Agency Agreement dated as of August 12, 1997, among ThermoLase Corporation, Thermo Electron Corporation, and Bankers Trust Company, as Fiscal Agent, relating to $115,000,000 principal amount of ThermoLase's 4 3/8% Subordinated Convertible Debentures due 2004 (filed as
               Exhibit 4.3 to ThermoLase Corporation's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 [File No. 1-13104] and incorporated herein by reference).

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

                                       24PAGE

                                  EXHIBIT INDEX
    Exhibit
    Number     Description of Exhibit
     10.5      Stock Option Agreement granted to Anthony J. Pellegrino dated
               November 16, 1992 (filed as Exhibit 10(n) to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended
               January 2, 1993 [File No. 1-10791] and incorporated herein by reference).

     10.6      Stock Option Agreement granted to Hal Kirshner dated
               November 16, 1992 (filed as Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               January 2, 1993 [File No. 1-10791] and incorporated herein by reference).

     10.7 Lease dated October 12, 1988, between CBI Laboratories, Inc., Trammell Crow Company No. 91, and Petula Associates Ltd., as amended (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference).

     10.8 Lease dated September 1, 1993, between CBI Laboratories, Inc. and Lincoln Valwood, Ltd. (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference).

     10.9 Master Repurchase Agreement dated as of January 1, 1994, between the Registrant and Thermo Electron Corporation.

     10.10 Master Guarantee Reimbursement Agreement dated as of January 1, 1994, among the Registrant, ThermoLase Corporation, and Thermo Electron Corporation (filed as Exhibit 10.6 to ThermoLase's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

     10.11 Lease executed February 9, 1995, between LMP Properties Ltd. and the Registrant (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-10791] and incorporated herein by reference).

     10.12 Stock purchase agreement dated as of September 15, 1995, by and among Bennett X-Ray Corporation, ThermoTrex Corporation, and Calvin Kleinman, Robert P. Coe, Walter F. Schneider, and Martin Koening (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated September 14, 1995 [File No. 1-10791] and incorporated herein by reference).

     10.13 Lease dated as of September 15, 1995, by and among the Registrant and BK Realty Associates, L.P. and Calrob Realty Associates (filed as Exhibit 10.26 to the Registrant's Transition Report on Form 10-K for the transition period January 1, 1995, through September 30, 1995 [File No. 1-10791] and incorporated herein by reference).
                                       25PAGE

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

     10.18 ThermoTrex Corporation - Trex Communications Corporation Nonqualified Stock Option Plan.

     10.19     Directors Stock Option Plan of the Registrant (filed as
               Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-10791] and incorporated herein by reference).

               In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron Corporation for services rendered to the Registrant or such affiliated corporations. Such plans were filed as Exhibits 10.21 through 10.45 to the Annual Report on Form 10-K of Thermo Electron for the fiscal year ended December 28, 1996 [File No. 1-8002] and are incorporated herein by reference.

                                       26PAGE

                                  EXHIBIT INDEX
    Exhibit
    Number     Description of Exhibit
     10.20     Operating Agreement of ThermoLase Japan L.L.C. dated as of
               January 22, 1996, between ThermoLase Corporation and Fox
               River Japan Partners, L.P. (filed as Exhibit 10.1 to
               ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.21 License Agreement dated as of January 22, 1996, between ThermoLase Corporation and ThermoLase Japan L.L.C. (filed as
               Exhibit 10.2 to ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.22 Option Agreement dated as of January 22, 1996, between ThermoLase Corporation and Fox River Japan Partners, L.P. (filed as Exhibit 10.3 to ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.23 Amendment to Operating Agreement of ThermoLase Japan L.L.C. dated as of May 1, 1996, by and among ThermoLase Corporation, Fox River Partners L.P., and ThermoLase Japan L.L.C. (filed as Exhibit 10.29 to ThermoLase Corporation's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 [File No. 1-13104] and incorporated herein by reference).

     10.24 License Agreement dated as of October 30, 1995, between ThermoLase Corporation and Ronald G. Wheeland, M.D., Professional Corporation (filed as Exhibit 10.4 to
               ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.25 Management Agreement dated as of October 30, 1995, between ThermoLase Corporation and Ronald G. Wheeland, M.D., Professional Corporation (filed as Exhibit 10.5 to
               ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.26 Sublease Agreement dated as of October 30, 1995, between ThermoLase Corporation and Ronald G. Wheeland, M.D., Professional Corporation (filed as Exhibit 10.6 to
               ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.27 Lease dated as of April 12, 1995, between ThermoLase Corporation and The Goldberg Family Trust (filed as Exhibit
               10.7 to ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).
                                       27PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

     10.28 Lease dated as of December 8, 1995, between ThermoLase Corporation and Canon Properties (filed as Exhibit 10.8 to ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.29 Lease dated as of January 17, 1996, between ThermoLase Corporation and Trammell Crow Equity Partners (filed as
               Exhibit 10.9 to ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

     10.30 Lease dated as of December 20, 1995, between Melvyn J. Powers and Mary P. Powers D/B/A M&M Realty and Trex Medical Corporation as amended (filed as Exhibit 10.14 to Trex Medical's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.31 Lease dated May 29, 1996, between John K. Grady, Trustee of Concord Associates Foster Street Trust and XRE Corporation (filed as Exhibit 10.89 to Trex Medical's Registration Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

     10.32 Asset Purchase Agreement dated September 4, 1996, by and among CXR Acquisition Corp., Trex Medical Corporation, Continental X-Ray Corporation, Alphatek Corporation, Broadview Manufacturing Corporation, Haymarket Square Associates, Advanced Medical Imaging, Inc., Trans-Continental X-ray Corporation, and the Stockholders and Partners thereof (filed as Exhibit 10.21 to Trex Medical's Registration Statement on Form S-1 [Reg. No. 333-15381] and incorporated herein by reference).

     10.33 Master Joint Venture Agreement dated as of October 30, 1996, among ThermoLase Corporation, Franklin Holdings, S.A., and Yves Micheli (filed as Exhibit 10.26 to ThermoLase's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 [File No. 1-13104] and incorporated herein by reference).

     10.34 SoftLight and Spa Thira Franchise and License Agreement dated as of November 8, 1996, between ThermoLase Corporation and Medical Supply & Service Co. (filed as Exhibit 10.27 to ThermoLase's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 [File No. 1-13104] and incorporated herein by reference).

                                       28PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

     10.35 Equipment License Agreement for SoftLight Lasers dated as of November 8, 1996, between ThermoLase Corporation and Medical Supply & Service Co. (filed as Exhibit 10.28 to ThermoLase's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 [File No. 1-13104] and incorporated herein by reference).

     10.36 Promissory Note due April 30, 1997, issued by the Registrant to Thermo Electron Corporation (filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, and incorporated herein by reference).

     10.37 Promissory Note due October 5, 1998, issued by the Registrant to Thermo Electron Corporation (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, and incorporated herein by reference).

     10.38 Amended and Restated Stock Holding Assistance Plan and Form of Promissory Note.

     10.39 Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10(j) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference).

     11        Statement re: Computation of Earnings per Share.

     13 Annual Report to Shareholders for the fiscal year ended September 27, 1997 (only those portions incorporated herein by reference).

     21        Subsidiaries of the Registrant.

     23        Consent of Arthur Andersen LLP.

     27        Financial Data Schedule.

     99.1      Form of ThermoLase Corporation Unit Certificate (filed as
               Exhibit 4.1 to ThermoLase's Registration Statement on Form S-4 [Reg. No. 333-19633] and incorporated herein by reference).