Form 10-Q
period 1998-01-03
THERMOTREX CORP
filed 1998-02-09
CIK 875316

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended January 3, 1998.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                 Outstanding at January 30, 1998
        ----------------------------     -------------------------------
        Common Stock, $.01 par value                18,710,376
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                             THERMOTREX CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   January 3,  September 27,
    (In thousands)                                       1998           1997
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $212,918       $135,720
      Available-for-sale investments, at quoted
        market value (amortized cost of $19,145
        and $17,520)                                   19,142         17,499
      Accounts receivable, less allowances of
        $2,066 and $1,969                              69,588         58,632
      Unbilled contract costs and fees                  4,155          4,651
      Inventories:
        Raw materials and supplies                     27,292         27,860
        Work in process                                15,056         13,474
        Finished goods                                  7,236          6,870
      Prepaid expenses                                  4,427          3,422
      Prepaid income taxes                             10,638         11,877
                                                     --------       --------
                                                      370,452        280,005
                                                     --------       --------
    Property, Plant, and Equipment, at Cost            68,233         67,957
      Less: Accumulated depreciation and
            amortization                               15,460         15,568
                                                     --------       --------
                                                       52,773         52,389
                                                     --------       --------
    Notes Receivable from Related Parties (Note 2)      4,967          3,300
                                                     --------       --------
    Prepaid Income Taxes and Other Assets              17,101         13,831
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 5)                              106,748        100,592
                                                     --------       --------
                                                     $552,041       $450,117
                                                     ========       ========

                                        2PAGE

                             THERMOTREX CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                   January 3,  September 27,
    (In thousands except share amounts)                  1998           1997
    ------------------------------------------------------------------------
    Current Liabilities:
      Note payable to parent company                 $ 11,000       $ 11,000
      Accounts payable                                 18,823         21,373
      Accrued payroll and employee benefits             7,833          8,863
      Accrued warranty costs                            6,269          6,299
      Accrued commissions                               4,893          3,922
      Other accrued expenses                           26,628         24,245
      Due to parent company and affiliated
        companies                                       1,927          2,027
                                                     --------       --------
                                                       77,373         77,729
                                                     --------       --------
    Long-term Obligations:
      3 1/4% Subordinated convertible debentures
        (Note 3)                                      124,500              -
      4 3/8% Subordinated convertible debentures      115,000        115,000
                                                     --------       --------
                                                      239,500        115,000
                                                     --------       --------
    Deferred Income Taxes                                 346              -
                                                     --------       --------
    Deferred Lease Liability                            1,441          1,379
                                                     --------       --------
    Common Stock of Subsidiary Subject to
      Redemption                                       40,500         40,500
                                                     --------       --------
    Minority Interest                                  40,009         39,374
                                                     --------       --------
    Shareholders' Investment:
      Common stock, $.01 par value, 50,000,000
        shares authorized; 19,347,122 and
        19,251,769 shares issued                          193            193
      Capital in excess of par value                   70,574         78,601
      Retained earnings                                98,954         97,597
      Treasury stock at cost, 711,046 and
        8,747 shares                                  (16,847)          (243)
      Net unrealized loss on available-for-
        sale investments                                   (2)           (13)
                                                     --------       --------
                                                      152,872        176,135
                                                     --------       --------
                                                     $552,041       $450,117
                                                     ========       ========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                             THERMOTREX CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                   -------------------------
                                                   January 3,   December 28,
    (In thousands except per share amounts)              1998           1996
    ------------------------------------------------------------------------
    Revenues                                         $ 85,555       $ 62,826
                                                     --------       --------
    Costs and Operating Expenses:
      Cost of revenues                                 51,865         40,053
      Selling, general, and administrative expenses    20,392         14,864
      Research and development expenses                 9,391          7,370
                                                     --------       --------
                                                       81,648         62,287
                                                     --------       --------
    Operating Income                                    3,907            539

    Interest Income                                     3,271          1,279
    Interest Expense (includes $172 and $30 to
      related party)                                   (2,233)           (30)
    Gain on Issuance of Stock by Subsidiary                 -          1,997
    Equity in Losses of Joint Ventures                   (400)             -
                                                     --------       --------
    Income Before Provision for Income Taxes and
      Minority Interest                                 4,545          3,785
    Provision for Income Taxes                          2,310            977
    Minority Interest Expense                             878             45
                                                     --------       --------
    Net Income                                       $  1,357       $  2,763
                                                     ========       ========

    Basic and Diluted Earnings per Share (Note 4)    $    .07       $    .14
                                                     ========       ========

    Weighted Average Shares (Note 4):
      Basic                                            19,017         19,181
                                                     ========       ========
      Diluted                                          19,313         19,660
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                             THERMOTREX CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Three Months Ended
                                                   -------------------------
                                                   January 3,   December 28,
    (In thousands)                                       1998           1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  1,357       $  2,763
      Adjustments to reconcile net income to
        net cash used in operating activities:
          Depreciation and amortization                 3,355          1,842
          Provision for losses on accounts
            receivable                                    134            156
          Gain on issuance of stock by subsidiary           -         (1,997)
          Minority interest expense                       878             45
          Increase in long-term prepaid income
            taxes                                      (1,206)             -
          Other                                           572              -
          Changes in current accounts, excluding
            the effects of acquisition:
              Accounts receivable                     (10,829)        (1,763)
              Inventories and unbilled contract
                costs and fees                           (575)        (6,921)
              Other current assets                        253         (1,187)
              Accounts payable                         (2,549)          (743)
              Other current liabilities                 1,926          5,211
                                                     --------       --------
    Net cash used in operating activities              (6,684)        (2,594)
                                                     --------       --------
    Investing Activities:
      Acquisition, net of cash acquired (Note 5)       (7,174)             -
      Purchases of available-for-sale investments      (4,000)             -
      Proceeds from sale and maturities of
        available-for-sale investments                  2,400         26,500
      Purchases of property, plant, and equipment      (2,584)        (9,530)
      Advance pursuant to note receivable from
        related party (Note 2)                         (1,667)             -
      Other                                               (25)           510
                                                     --------       --------
    Net cash provided by (used in) investing
      activities                                     $(13,050)      $ 17,480
                                                     --------       --------

                                        5PAGE

                             THERMOTREX CORPORATION

                                   (Unaudited)


                                                      Three Months Ended
                                                   -------------------------
                                                   January 3,   December 28,
    (In thousands)                                       1998           1996
    ------------------------------------------------------------------------
    Financing Activities:
      Net proceeds from issuance of Company and
        subsidiary common stock and sale of
        subsidiary put options                       $    724       $  5,179
      Purchases of Company and subsidiary common
        stock                                         (24,718)        (2,179)
      Net proceeds from issuance of subordinated
        convertible debentures (Note 3)               121,814              -
      Payment of withholding taxes related to
        stock option exercises                           (888)          (523)
                                                     --------       --------
    Net cash provided by financing activities          96,932          2,477
                                                     --------       --------
    Increase in Cash and Cash Equivalents              77,198         17,363
    Cash and Cash Equivalents at Beginning of Period  135,720         43,940
                                                     --------       --------

    Cash and Cash Equivalents at End of Period       $212,918       $ 61,303
                                                     ========       ========

    Noncash Activities:
      Fair value of assets of acquired company       $  7,787       $      -
      Cash paid for acquired company                   (7,176)             -
                                                     --------       --------
        Liabilities assumed of acquired company      $    611       $      -
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        6PAGE

                             THERMOTREX CORPORATION

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by ThermoTrex Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 3, 1998, and the results of operations and the cash flows for the three-month periods ended January 3, 1998, and December 28, 1996. The Company's results of operations for the three-month periods ended January 3, 1998, and December 28, 1996, include 14 weeks and 13 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 27, 1997, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, filed with the Securities and Exchange Commission.

    2.  Related-party Note Receivable

        In October 1997, the Company's ThermoLase Corporation (ThermoLase) subsidiary advanced $1.7 million to ThermoLase U.K. Limited pursuant to a note receivable, due December 31, 2003, and bearing interest at 8.0%, payable annually. ThermoLase U.K. Limited, a subsidiary of a joint venture that is 50%-owned by ThermoLase, is marketing ThermoLase's SoftLight system in England.

    3.  Subordinated Convertible Debentures

        In November 1997, the Company issued and sold at par value $124.5 million principal amount of 3 1/4% subordinated convertible debentures due 2007, for net proceeds of $121.8 million. The debentures are convertible into shares of the Company's common stock at a conversion price of $27.00 per share and are guaranteed on a subordinated basis by Thermo Electron Corporation.

    4.  Earnings per Share

        During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." As a result, all previously reported earnings per share have been restated; however, basic and diluted earnings per share equals the Company's previously reported earnings per share for the fiscal 1997 period. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the

                                        7PAGE

                             THERMOTREX CORPORATION
    period. Diluted earnings per share have been computed assuming the exercise of stock options and their related income tax effect. Basic and diluted earnings per share were calculated as follows:

                                                     Three Months Ended
                                                  -------------------------
                                                  January 3,   December 28,
    (In thousands except per share amounts)             1998           1996
    -----------------------------------------------------------------------
    Basic
    Net income                                       $ 1,357        $ 2,763
                                                     -------        -------
    Weighted average shares                           19,017         19,181
                                                     -------        -------
    Basic earnings per share                         $   .07        $   .14
                                                     =======        =======

    Diluted
    Net income                                       $ 1,357        $ 2,763
    Effect of majority-owned subsidiaries'
      dilutive securities                                (18)           (27)
                                                     -------        -------
    Income available to common shareholders,
      as adjusted                                    $ 1,339        $ 2,736
                                                     -------        -------
    Weighted average shares                           19,017         19,181
    Effect of stock options                              296            479
                                                     -------        -------
    Weighted average shares, as adjusted              19,313         19,660
                                                     -------        -------
    Diluted earnings per share                       $   .07        $   .14
                                                     =======        =======

        The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of January 3, 1998, there were 215,000 of such options outstanding, with exercise prices ranging from $26.69 to $43.88 per share. In addition, the computation of diluted earnings per share excludes the effect of assuming the conversion of the Company's $124.5 million principal amount of 3 1/4% subordinated convertible debentures, convertible at $27.00 per share, because the effect would be antidilutive.

    5.  Acquisition

        In October 1997, the Company's Trex Medical Corporation subsidiary acquired substantially all of the assets, subject to certain liabilities, of Digitec Corporation, a North Carolina-based manufacturer of physiological-monitoring equipment and digital-image archiving and networking systems used in cardiac catheterization procedures, for approximately $7.2 million in cash, subject to a post-closing adjustment. To date, no information has been gathered that would cause the Company to

                                        8PAGE

                             THERMOTREX CORPORATION
    believe that such post-closing adjustment will be material. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $7.1 million, which is being amortized over 15 years.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, filed with the Securities and Exchange Commission.

    Overview

        The Company operates in three business segments: Medical Products manufactured by the Company's Trex Medical Corporation (Trex Medical) subsidiary, Personal-care Products and Services offered by the Company's ThermoLase Corporation (ThermoLase) subsidiary, and Advanced Technology Research, including the laser communications research performed by the Company's Trex Communications Corporation (Trex Communications) subsidiary.

        Trex Medical designs, manufactures, and markets mammography equipment and minimally invasive digital breast-biopsy systems, general-purpose X-ray equipment, and specialized X-ray equipment, including imaging systems used during diagnostic and interventional vascular and cardiac procedures such as balloon angioplasty. Trex Medical sells its systems worldwide principally through a network of independent dealers, and also acts as an original equipment manufacturer (OEM) for other medical equipment companies. Trex Medical has four operating units: Lorad, a manufacturer of mammography and digital breast-biopsy systems; Bennett X-Ray Corporation (Bennett), a manufacturer of general-purpose X-ray and mammography equipment; XRE Corporation (XRE), a manufacturer of X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions; and Continental X-Ray Corporation (Continental), a manufacturer of general-purpose and specialized X-ray systems.

                                        9PAGE

                             THERMOTREX CORPORATION

        ThermoLase has developed a laser-based system called SoftLight(R) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using the SoftLight system. ThermoLase began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial location (Spa Thira) in November 1995. ThermoLase opened a total of four spas during fiscal 1996, opened nine additional spas during fiscal 1997, and, by January 3, 1998, had a total of 14 domestic Spa Thira locations. Rather than continuing to open additional domestic Spa Thira locations, ThermoLase presently intends to concentrate its resources on attempting both to increase the capacity utilization of its existing U.S. spas and to expand its physicians' licensing program and international licensing arrangements, discussed below. In June 1996, ThermoLase commenced a program to license to physicians and others the right to perform the Company's patented SoftLight hair-removal procedure. In this program, ThermoLase licenses its technology and receives a one-time fee and a per-procedure royalty that varies depending on the anatomical site treated and pricing plan selected by the client. ThermoLase also provides the licensees with the lasers and lotion that are necessary to perform the service. ThermoLase is marketing the SoftLight system internationally through joint ventures and other licensing arrangements. In January 1996, ThermoLase established a joint venture in Japan. During fiscal 1997, ThermoLase established joint ventures in France in November 1996 and England in September 1997, and six additional licensing arrangements: in Saudi Arabia in November 1996; in Tunisia and Belgium in December 1996; in the United Arab Emirates and Oman in March 1997; in Switzerland in April 1997; in Brazil in June 1997; and in the United Kingdom (excluding England) and the Republic of Ireland in September 1997. In December 1997, the Company established a joint venture to market the SoftLight system in Australia, Cyprus, Germany, Greece, New Zealand, South Africa, and Spain. ThermoLase's international arrangements resulted in the opening of spas in Paris in May 1997 and in Lugano, Switzerland, in October 1997.

        In September 1997, ThermoLase introduced a modification to its hair-removal treatment, called SoftLight 2.0. Although clinical laboratory results were encouraging, ThermoLase has determined that further modification is warranted, and accordingly continues to adjust its treatment protocol. ThermoLase plans to continue research and development as it seeks to improve the efficacy and duration of its hair-removal treatment, and believes that such improvements are critical elements in its ability to improve the profitability of its business.

        In March 1997, ThermoLase filed with the FDA a 510(k) application seeking clearance to market cosmetic skin-resurfacing services utilizing its SoftLight Rejuvenation(TM) Laser, including wrinkle and skin-texture treatment. This technology, which uses the same laser as ThermoLase's hair-removal system, is designed to improve the skin's appearance and texture. Following discussions with the FDA in December 1997, ThermoLase

                                       10PAGE

                             THERMOTREX CORPORATION
    has decided to submit additional data and to focus on claims related to skin texture rather than wrinkle treatment, in order to expedite clearance of the application.

        ThermoLase also manufactures and markets skin-care, bath, and body products through its CBI Laboratories, Inc. (CBI) subsidiary, which also manufactures the lotion used in the SoftLight hair-removal process.

        The Company's Advanced Technology Research segment performs research primarily in the fields of communications, avionics, X-ray detection, signal processing, and lasers. The Company has developed its expertise in these core technologies in connection with government-sponsored research and development. The Advanced Technology Research segment includes the Company's Trex Communications subsidiary, which is developing a laser communications (lasercom) technology, designed to move very large amounts of data quickly via lasers without the need for wires or licensing from the Federal Communications Commission. In addition, Trex Communications' Computer Communications Specialists, Inc. (CCS) subsidiary designs and markets interactive information and voice-response systems, as well as call-automation systems.

        The Company conducts all of its manufacturing operations in the United States and distributes its products, services, and technologies worldwide. The Company anticipates that an increasing portion of its revenues will be from international sales. The Company's international sales are generally denominated in U.S. dollars; however, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies.

    Results of Operations

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997

        Total revenues increased 36% to $85.6 million in the first quarter of fiscal 1998 from $62.8 million in the first quarter of fiscal 1997. Medical Products segment revenues, excluding intersegment sales, increased 25% to $63.8 million in fiscal 1998 from $51.0 million in fiscal 1997, primarily due to increased sales at all of Trex Medical's existing operations. Sales increased at Lorad due to increased demand for breast-biopsy systems, mammography system upgrade components, and mobile X-ray systems. Sales also increased due to increased demand for XRE's catheterization labs and Bennett's mammography systems, and due to the inclusion of $1.5 million of revenues as a result of the acquisition of Digitec Corporation (Digitec) in October 1997 (Note 5).

        Personal-care Products and Services segment revenues increased 56% to $13.4 million in the first quarter of fiscal 1998 from $8.6 million in the first quarter of fiscal 1997. ThermoLase earned revenues from hair-removal services and related activities of $7.0 million in fiscal 1998, compared with $2.6 million in fiscal 1997. The increase in revenues resulted in part from an increase in the number of U.S. spas to 14,

                                       11PAGE

                             THERMOTREX CORPORATION

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997
    (continued)

    compared with seven spas open during fiscal 1997. ThermoLase changed its pricing plan in March 1997 to offer single or multiple treatment plans, and continues to evaluate its pricing plans. ThermoLase defers revenue related to payments for multiple treatment plans, which is recognized over the anticipated treatment period. As ThermoLase collects further data concerning the number of treatments required and duration of the treatment period, the period of revenue recognition may be affected. Revenues from ThermoLase's physicians' licensing program also increased in fiscal 1998, primarily due to an increase in the number of physician-licensees. In addition, revenues from hair-removal services and related activities in fiscal 1998 included $2.8 million of minimum guaranteed payments recorded upon granting technology rights under ThermoLase's international licensing arrangements, compared with $0.3 million in fiscal 1997. Of the $2.8 million earned in fiscal 1998, $0.5 million was due upon the grant of the technology rights during the quarter, and the balance of $2.3 million is due on March 2, 1998. The amount of minimum guaranteed payments recorded by ThermoLase will vary depending on its ability to enter into additional international licensing arrangements, the availability of additional territories, and the terms of any such arrangements. Revenues at CBI increased to $6.4 million in fiscal 1998 from $6.0 million in fiscal 1997. A portion of CBI's revenues are derived from sales to large retailers, which have a relatively long buying cycle that results in periodic variations in revenues.

        Advanced Technology Research segment revenues, excluding intersegment sales, increased to $8.4 million in the first quarter of fiscal 1998 from $3.2 million in the first quarter of fiscal 1997. Revenues increased $4.1 million due to the inclusion of product revenues from CCS, acquired in July 1997.

        The gross profit margin was 39% in the first quarter of fiscal 1998, compared with 36% in the first quarter of fiscal 1997. The Medical Products segment gross profit margin, excluding intersegment sales, increased to 42% in fiscal 1998 from 39% in fiscal 1997, primarily due to an increase in higher-margin direct sales at XRE and margin improvements on certain products at Lorad. To a lesser extent, the gross profit margin at Trex Medical increased due to the inclusion of higher-margin revenues at Digitec and margin improvements at Continental and Bennett. The Personal-care Products and Services segment gross profit margin was 26% in fiscal 1998, compared with 21% in fiscal 1997. ThermoLase's hair-removal business reported gross profit of $1.4 million in fiscal 1998, compared with gross profit of negative $0.2 million in fiscal 1997. Each period was impacted by the early operations of the Spa Thira business, which has been operating below maximum capacity as ThermoLase seeks to develop its client base and refine its process and operating procedures, offset in part by the effect of physicians' licensing fees and minimum guaranteed payments relating to international licensing arrangements, which have a relatively high gross profit margin. In addition, fiscal 1997 was negatively impacted by pre-opening costs incurred in connection with new spa openings. During the remainder of fiscal 1998, the effect of operating each spa below maximum capacity, as

                                       12PAGE

                             THERMOTREX CORPORATION

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997
    (continued)

    ThermoLase seeks to develop its client base and expand its product lines, will continue to have a negative impact on its gross profit margin. ThermoLase believes that improvements in the efficacy and duration of the SoftLight process are critical elements in its ability to improve the profitability of its spas. In December 1997, ThermoLase began introducing traditional day spa services, such as European facials and massages, in an effort to improve the capacity utilization of its spas. The increase in gross profit from ThermoLase's hair-removal business was offset in part by a decrease in the gross profit margin at CBI, due to a continued shift to lower-margin products.

        Selling, general, and administrative expenses as a percentage of revenues was 24% in both periods. Research and development expenses increased to $9.4 million in the first quarter of fiscal 1998 from $7.4 million in the first quarter of fiscal 1997, primarily due to increased spending at Trex Medical and the inclusion of $0.6 million of expense at CCS, acquired in July 1997. Trex Medical's increase in spending, primarily at XRE and Lorad, reflects its continued efforts to develop and commercialize new products, including the full-field digital mammography system and direct-detection X-ray sensor, as well as enhancements of existing systems. Research and development expenses at ThermoLase were $0.9 million in both periods. ThermoLase plans to continue research and development as it seeks to improve the efficacy and duration of its hair-removal treatment. In addition, ThermoLase continues to develop its SoftLight Rejuvenation Laser skin treatment and investigate other health and beauty applications for its proprietary laser technology.

        Interest income increased to $3.3 million in the first quarter of fiscal 1998 from $1.3 million in the first quarter of fiscal 1997, primarily due to interest income earned on the invested proceeds from the Company's November 1997 issuance of $124.5 million principal amount of 3 1/4% subordinated convertible debentures (Note 3) and ThermoLase's August 1997 issuance of $115.0 million principal amount of 4 3/8% subordinated convertible debentures. Interest expense increased to $2.2 million in fiscal 1998 from $30,000 in fiscal 1997, primarily due to the issuance of these debentures.

        During the first quarter of fiscal 1997, the Company recorded a gain of $2.0 million from the issuance of stock by subsidiary in connection with a private placement of Trex Medical common stock.

        Equity in losses of joint ventures in the accompanying statement of income represents ThermoLase's proportionate share of losses from its international joint ventures.

        Minority interest expense increased to $0.9 million in the first quarter of fiscal 1998 from $45,000 in the first quarter of fiscal 1997, primarily due to the Company's inability to record minority interest income in ThermoLase's net loss, because the Company's minority interest liability related to ThermoLase has been reduced to zero. In addition, minority interest expense increased in fiscal 1998 due to an increase in Trex Medical's net income.

                                       13PAGE

                             THERMOTREX CORPORATION

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997
    (continued)

        The effective tax rate exceeded the statutory federal income tax rate in the first quarter of fiscal 1998 primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate was below the statutory federal income tax rate in the first quarter of fiscal 1997 primarily due to a nontaxable gain on the issuance of stock by subsidiary, offset in part by the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

    Liquidity and Capital Resources

        Consolidated working capital was $293.1 million at January 3, 1998, compared with $202.3 million at September 27, 1997. Included in working capital are cash, cash equivalents, and available-for-sale investments of $232.1 million at January 3, 1998, compared with $153.2 million at September 27, 1997. Of the $232.1 million balance at January 3, 1998, $117.8 million was held by the Company's majority-owned subsidiaries, and the remainder was held by the Company and its wholly owned subsidiary.

        Net cash used in operating activities during the first quarter of fiscal 1998 was $6.7 million. An increase in accounts receivable, primarily at Trex Medical, used $10.8 million in cash. The increase in accounts receivable at Trex Medical was primarily due to increased sales and, to a lesser extent, longer customer payment patterns as a result of increased export sales at Bennett and a shift from OEM sales to direct sales at XRE.

        Excluding available-for-sale investments activity, the Company's primary investing activities during the first quarter of fiscal 1998 included capital expenditures and an acquisition. The Company expended $2.6 million for property, plant, and equipment and $7.2 million, net of cash acquired, for the acquisition of Digitec (Note 5).

        In connection with certain of ThermoLase's joint venture arrangements, ThermoLase provided funding of $1.7 million during the first quarter of fiscal 1998 (Note 2). ThermoLase has agreed to provide additional funding of up to approximately $5.4 million under these arrangements.

        The Company's financing activities provided $96.9 million of cash during the first quarter of fiscal 1998. In November 1997, the Company sold at par value $124.5 million principal amount of 3 1/4% subordinated convertible debentures due 2007 for net proceeds of $121.8 million
    (Note 3).

                                       14PAGE

                             THERMOTREX CORPORATION

        In September 1997, ThermoLase's Board of Directors authorized the repurchase by ThermoLase of up to 1,000,000 shares of its common stock through September 4, 1998, in the open market, in negotiated transactions, or pursuant to the exercise by investors of standardized put options written on its common stock. During the first quarter of fiscal 1998, ThermoLase repurchased 643,000 shares of its common stock for $8.8 million. As of January 3, 1998, authorization to repurchase up to an additional 1,016 shares remained outstanding.

        In November 1997, the Company's Board of Directors authorized the repurchase by the Company of up to $20.0 million of its common stock, through November 1998, in the open market or in negotiated transactions. During the first quarter of fiscal 1998, the Company repurchased 672,162 shares of its common stock for $15.9 million.

        In January 1998, Trex Medical filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission for a public offering by Trex Medical of 4,500,000 shares of its common stock. In addition, the underwriters are expected to be granted a 30-day over-allotment option to purchase an additional 675,000 shares. There can be no assurance that this offering will be completed.

        In December 1997, Trex Medical signed a nonbinding letter of intent to acquire Trophy Radiologie (Trophy), a Paris, France-based manufacturer of dental X-ray systems specializing in digital technology. The proposed acquisition is subject to certain conditions including completion of due diligence and approval by the boards of directors of Trex Medical and Trophy. The final terms of such acquisition have not been determined and there can be no assurance that it will be completed.

        ThermoLase's capital expenditures during the remainder of fiscal 1998 will primarily be affected by the number of physicians and other domestic and international licensees engaged in its licensing programs. In addition to expenditures by ThermoLase, the Company plans to make capital additions of approximately $7.5 million for its other businesses during the remainder of fiscal 1998. The Company expects that it will finance growth at its majority-owned and wholly owned subsidiaries through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermo Electron, although it has no agreement to ensure that funds will be available from Thermo Electron on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

                                       15PAGE

                             THERMOTREX CORPORATION

    PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

    (b) Reports on Form 8-K

        On October 10, 1997, the Company filed a Current Report on Form 8-K, with respect to a press release issued that day, related to its estimated earnings for the period ended September 27, 1997.

        On October 10, 1997, the Company filed a Current Report on Form 8-K, with respect to the sale of $124.5 million principal amount of 3 1/4% subordinated convertible debentures due 2007. On October 29, 1997, the Company filed a Current Report on Form 8-K, with respect to the pricing of these debentures.

                                       16PAGE

                             THERMOTREX CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of February 1998.

                                           THERMOTREX CORPORATION



                                           /s/ Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           /s/ John N. Hatsopoulos
                                           ---------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer and
                                             Senior Vice President

                                       17PAGE

                             THERMOTREX CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number        Description
    ------------------------------------------------------------------------

     10.1 Amended and Restated Guarantee and Loan Agreement dated December 12, 1997, between the Company and Thermo Electron Corporation.

     10.2 Amended and Restated Guarantee and Loan Agreement dated December 12, 1997, between ThermoLase Corporation and Thermo Electron Corporation (incorporated by reference from
                  Exhibit 10.2 to ThermoLase Corporation's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-13104]).

     10.3 Amended and Restated Guarantee and Loan Agreement dated December 12, 1997, between Trex Medical Corporation and Thermo Electron Corporation (incorporated by reference from
                  Exhibit 10.1 to Trex Medical Corporation's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-11827]).

     27           Financial Data Schedule.