Form 10-Q
period 1998-04-04
THERMOTREX CORP
filed 1998-05-14
CIK 875316

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                    Outstanding at May 1, 1998
         ----------------------------        --------------------------
         Common Stock, $.01 par value                18,571,959
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                             THERMOTREX CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,  September 27,
    (In thousands)                                       1998           1997
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents (includes $257,453
        and $91,164 under repurchase agreement with
        affiliated company)                          $260,796       $135,720
      Available-for-sale investments, at quoted
        market value (amortized cost of $17,167
        and $17,520)                                   17,174         17,499
      Accounts receivable, less allowances of
        $2,313 and $1,969                              69,888         58,632
      Unbilled contract costs and fees                  4,122          4,651
      Inventories:
        Raw materials and supplies                     28,035         27,860
        Work in process                                16,542         13,474
        Finished goods                                  7,819          6,870
      Prepaid expenses                                  4,679          3,422
      Prepaid income taxes                             11,387         11,877
                                                     --------       --------
                                                      420,442        280,005
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            70,559         67,957
      Less: Accumulated depreciation and
            amortization                               17,890         15,568
                                                     --------       --------
                                                       52,669         52,389
                                                     --------       --------
    Notes Receivable from Related Parties (Note 2)      4,967          3,300
                                                     --------       --------
    Prepaid Income Taxes and Other Assets              16,375         13,831
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 6)                              108,410        100,592
                                                     --------       --------
                                                     $602,863       $450,117
                                                     ========       ========

                                        2PAGE

                             THERMOTREX CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     April 4,  September 27,
    (In thousands except share amounts)                  1998           1997
    ------------------------------------------------------------------------
    Current Liabilities:
      Note payable to parent company                 $      -       $ 11,000
      Accounts payable                                 18,588         21,373
      Accrued payroll and employee benefits             7,037          8,863
      Accrued warranty costs                            6,283          6,299
      Accrued commissions                               6,169          3,922
      Payable for repurchase of subsidiary
        common stock                                   10,000              -
      Other accrued expenses                           26,923         24,245
      Due to parent company and affiliated
        companies                                       2,000          2,027
                                                     --------       --------
                                                       77,000         77,729
                                                     --------       --------
    Long-term Obligations:
      3 1/4% Subordinated convertible debentures
        (includes $10,000 of related party
        debt; Note 3)                                 124,500              -
      4 3/8% Subordinated convertible debentures      115,000        115,000
                                                     --------       --------
                                                      239,500        115,000
                                                     --------       --------
    Deferred Lease Liability                            1,454          1,379
                                                     --------       --------
    Common Stock of Subsidiary Subject to
      Redemption                                       40,500         40,500
                                                     --------       --------
    Minority Interest                                  84,543         39,374
                                                     --------       --------

    Shareholders' Investment:
      Common stock, $.01 par value, 50,000,000
        shares authorized; 19,464,986 and
        19,251,769 shares issued                          195            193
      Capital in excess of par value                   63,379         78,601
      Retained earnings                               117,813         97,597
      Treasury stock at cost, 946,767 and
        8,747 shares                                  (21,525)          (243)
      Net unrealized gain (loss) on available-for-
        sale investments                                    4            (13)
                                                     --------       --------
                                                      159,866        176,135
                                                     --------       --------
                                                     $602,863       $450,117
                                                     ========       ========
    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                             THERMOTREX CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                   -----------------------
                                                   April 4,      March 29,
    (In thousands except per share amounts)            1998           1997
    ----------------------------------------------------------------------
    Revenues                                       $ 82,563       $ 70,079
                                                   --------       --------

    Costs and Operating Expenses:
      Cost of revenues                               52,907         46,778
      Selling, general, and administrative
        expenses                                     20,769         16,944
      Research and development expenses               9,515          7,824
                                                   --------       --------
                                                     83,191         71,546
                                                   --------       --------

    Operating Loss                                     (628)        (1,467)
    Interest Income                                   3,654          1,183
    Interest Expense (includes $228 and $29 to
      related party)                                 (2,522)           (29)
    Gain on Issuance of Stock by Subsidiary
      (Note 4)                                       23,798              -
    Equity in Losses of Joint Ventures                 (420)             -
                                                   --------       --------
    Income (Loss) Before Provision for Income
      Taxes and Minority Interest                    23,882           (313)
    Provision for Income Taxes                        3,712            250
    Minority Interest Expense (Income)                1,311           (751)
                                                   --------       --------
    Net Income                                     $ 18,859       $    188
                                                   ========       ========
    Earnings per Share (Note 5):
      Basic                                        $   1.02       $    .01
                                                   ========       ========
      Diluted                                      $    .83       $    .01
                                                   ========       ========
    Weighted Average Shares (Note 5):
      Basic                                          18,526         19,203
                                                   ========       ========
      Diluted                                        23,294         19,608
                                                   ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                             THERMOTREX CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Six Months Ended
                                                   -----------------------
                                                   April 4,      March 29,
    (In thousands except per share amounts)            1998           1997
    ----------------------------------------------------------------------
    Revenues                                       $168,118       $132,904
                                                   --------       --------

    Costs and Operating Expenses:
      Cost of revenues                              104,772         86,831
      Selling, general, and administrative
        expenses                                     41,161         31,808
      Research and development expenses              18,906         15,194
                                                   --------       --------
                                                    164,839        133,833
                                                   --------       --------

    Operating Income (Loss)                           3,279           (929)
    Interest Income                                   6,925          2,463
    Interest Expense (includes $557 and $59 to
      related party)                                 (4,755)           (59)
    Gain on Issuance of Stock by Subsidiary
      (Note 4)                                       23,798          1,997
    Equity in Losses of Joint Ventures                 (820)             -
                                                   --------       --------
    Income Before Provision for Income Taxes and
      Minority Interest                              28,427          3,472
    Provision for Income Taxes                        6,022          1,227
    Minority Interest Expense (Income)                2,189           (706)
                                                   --------       --------
    Net Income                                     $ 20,216       $  2,951
                                                   ========       ========
    Earnings per Share (Note 5):
      Basic                                        $   1.08       $    .15
                                                   ========       ========
      Diluted                                      $    .93       $    .15
                                                   ========       ========
    Weighted Average Shares (Note 5):
      Basic                                          18,772         19,192
                                                   ========       ========
      Diluted                                        22,889         19,634
                                                   ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                             THERMOTREX CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Six Months Ended
                                                     ---------------------
                                                     April 4,    March 29,
    (In thousands)                                       1998         1997
    ----------------------------------------------------------------------
    Operating Activities:
      Net income                                     $ 20,216     $  2,951
      Adjustments to reconcile net income to
        net cash used in operating activities:
          Depreciation and amortization                 6,962        3,930
          Provision for losses on accounts
            receivable                                    437          185
          Gain on issuance of stock by subsidiary
            (Note 4)                                  (23,798)      (1,997)
          Minority interest expense (income)            2,189         (706)
          Increase in long-term prepaid income
            taxes                                      (1,050)           -
          Other                                           989          499
          Changes in current accounts, excluding
            the effects of acquisition:
              Accounts receivable                     (11,431)      (4,627)
              Inventories and unbilled contract
                costs and fees                         (3,353)     (10,307)
              Other current assets                       (747)      (2,443)
              Accounts payable                         (2,703)        (552)
              Other current liabilities                 2,362        8,731
                                                     --------     --------
    Net cash used in operating activities              (9,927)      (4,336)
                                                     --------     --------

    Investing Activities:
      Acquisition, net of cash acquired (Note 6)       (7,174)           -
      Purchases of available-for-sale investments      (4,000)           -
      Proceeds from sale and maturities of
        available-for-sale investments                  4,400       29,500
      Purchases of property, plant, and equipment      (5,004)     (17,797)
      Advance pursuant to note receivable from
        related party (Note 2)                         (1,667)           -
      Investment in other assets                            -       (1,119)
      Other                                               (41)         567
                                                     --------     --------
    Net cash provided by (used in) investing
      activities                                     $(13,486)    $ 11,151
                                                     --------     --------
                                        6PAGE

                             THERMOTREX CORPORATION

                                   (Unaudited)


                                                        Six Months Ended
                                                    -----------------------
                                                    April 4,      March 29,
    (In thousands)                                      1998           1997
    -----------------------------------------------------------------------
    Financing Activities:
      Net proceeds from issuance of Company and
        subsidiary common stock and sale of
        subsidiary put options (Note 4)            $ 68,719         $  5,367
      Purchases of Company and subsidiary common
        stock                                       (28,810)          (2,179)
      Net proceeds from issuance of subordinated
        convertible debentures (Note 3)             121,814                -
      Repayment of note payable to parent company   (11,000)               -
      Payment of withholding taxes related to
        stock option exercises                       (2,234)          (1,018)
                                                   --------         --------
    Net cash provided by financing activities       148,489            2,170
                                                   --------         --------
    Increase in Cash and Cash Equivalents           125,076            8,985
    Cash and Cash Equivalents at Beginning of
      Period                                        135,720           43,940
                                                   --------         --------
    Cash and Cash Equivalents at End of Period     $260,796         $ 52,925
                                                   ========         ========
    Noncash Activities:
      Fair value of assets of acquired company     $  7,787         $      -
      Cash paid for acquired company                 (7,176)               -
                                                   --------         --------
        Liabilities assumed of acquired company    $    611         $      -
                                                   ========         ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        7PAGE

                             THERMOTREX CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by ThermoTrex Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, the results of operations for the three- and six-month periods ended April 4, 1998, and March 29, 1997, and the cash flows for the six-month periods ended April 4, 1998, and March 29, 1997. The Company's results of operations for the six-month periods ended April 4, 1998, and March 29, 1997, include 27 weeks and 26 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

    2.  Related-party Note Receivable

        In October 1997, the Company's ThermoLase Corporation subsidiary advanced $1.7 million to ThermoLase U.K. Limited pursuant to a note receivable, due December 31, 2003, and bearing interest at 8.0%, payable annually. ThermoLase U.K. Limited, a subsidiary of a joint venture that is 50%-owned by ThermoLase, is marketing ThermoLase's SoftLight(R) system in England.

    3.  Subordinated Convertible Debentures

        In November 1997, the Company issued and sold at par value $124.5 million principal amount of 3 1/4% subordinated convertible debentures due 2007, including $10.0 million principal amount of such debentures sold to Thermo Electron Corporation, for net proceeds of $121.8 million. The debentures are convertible into shares of the Company's common stock at a conversion price of $27.00 per share and are guaranteed on a subordinated basis by Thermo Electron.

    4.  Issuance of Stock by Subsidiary

        In February 1998, the Company's Trex Medical Corporation subsidiary sold 5,175,000 shares of its common stock at $13.75 per share for net proceeds of $66.9 million, resulting in a gain of $23.8 million. At April 4, 1998, the Company owned 67% of the outstanding common stock of Trex Medical.

                                        8PAGE

                             THERMOTREX CORPORATION

    5.  Earnings per Share

        During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." As a result, all previously reported earnings per share have been restated; however, basic and diluted earnings per share equals the Company's previously reported earnings per share for the fiscal 1997 periods presented. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share have been computed assuming conversion of the Company's subordinated convertible debentures and the elimination of the related interest expense, and the exercise of stock options, and their related income tax effect. Basic and diluted earnings per share were calculated as follows:

                                 Three Months Ended     Six Months Ended
                                --------------------  --------------------
    (In thousands except        April 4,  March 29,    April 4,  March 29,
    per share amounts)              1998       1997        1998       1997
    ----------------------------------------------------------------------
    Basic
    Net income                   $18,859    $   188     $20,216    $ 2,951
                                 -------    -------     -------    -------
    Weighted average shares       18,526     19,203      18,772     19,192
                                 -------    -------     -------    -------
    Basic earnings per share     $  1.02    $   .01     $  1.08    $   .15
                                 =======    =======     =======    =======

    Diluted
    Net income                   $18,859    $   188     $20,216    $ 2,951
    Effect of:
      Convertible debentures         607          -       1,026          -
      Majority-owned
        subsidiaries' dilutive
        securities                   (26)       (14)        (44)       (41)
                                 -------    -------     -------    -------
    Income available to common
      shareholders, as adjusted  $19,440    $   174     $21,198    $ 2,910
                                 -------    -------     -------    -------
    Weighted average shares       18,526     19,203      18,772     19,192
    Effect of:
      Convertible debentures       4,611          -       3,902          -
      Stock options                  157        405         215        442
                                 -------    -------     -------    -------
    Weighted average shares,
      as adjusted                 23,294     19,608      22,889     19,634
                                 -------    -------     -------    -------
    Diluted earnings per share   $   .83    $   .01     $   .93    $   .15
                                 =======    =======     =======    =======

        The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 4, 1998, there were 373,500 of such options outstanding, with exercise prices ranging from $21.25 to $43.88 per share.

                                        9PAGE

                             THERMOTREX CORPORATION

    6.  Acquisition

        In October 1997, the Company's Trex Medical subsidiary acquired substantially all of the assets, subject to certain liabilities, of Digitec Corporation, a North Carolina-based manufacturer of physiological-monitoring equipment and digital-image archiving and networking systems used in cardiac catheterization procedures, for approximately $7.2 million in cash, subject to a post-closing adjustment. To date, no information has been gathered that would cause the Company to believe that such post-closing adjustment will be material.

        The acquisition has been accounted for using the purchase method of accounting, and the results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $7.1 million, which is being amortized over 15 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Trex Medical has gathered no information that indicates the final allocation will differ materially from the preliminary estimates.

    7.  Subsequent Event

        On April 29, 1998, Trex Medical acquired the outstanding stock of Trophy Radiologie, a French manufacturer of dental and medical X-ray systems specializing in dental technology. The purchase price consists of approximately $25.0 million in cash and the repayment of approximately $10.0 million of net debt, subject to a post-closing adjustment to be based on the final determination of Trophy's book value at the date of acquisition, and additional consideration, which will not exceed approximately $8.0 million, if Trophy achieves certain future earnings targets.

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

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

                                       10PAGE

                             THERMOTREX CORPORATION

    Overview

        The Company operates in three business segments: Medical Products manufactured by the Company's Trex Medical Corporation subsidiary, Personal-care Products and Services offered by the Company's ThermoLase Corporation subsidiary, and Advanced Technology Research, including the laser communications research performed by the Company's Trex Communications Corporation subsidiary.

        Trex Medical designs, manufactures, and markets mammography equipment and minimally invasive digital breast-biopsy systems, general-purpose X-ray equipment, and specialized X-ray equipment, including imaging systems used during diagnostic and interventional vascular and cardiac procedures such as balloon angioplasty. Trex Medical sells its systems worldwide principally through a network of independent dealers, and also acts as an original equipment manufacturer (OEM) for other medical equipment companies. Until April 1998, Trex Medical had four operating units: Lorad, a manufacturer of mammography and digital breast-biopsy systems; Bennett X-Ray Corporation (Bennett), a manufacturer of general-purpose X-ray and mammography equipment; XRE Corporation (XRE), a manufacturer of X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions; and Continental X-Ray Corporation (Continental), a manufacturer of general-purpose and specialized X-ray systems. In April 1998, Trex Medical acquired the outstanding stock of Trophy Radiologie, a French manufacturer of dental and medical X-ray systems specializing in dental technology.

        ThermoLase has developed a laser-based system called SoftLight(R) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using the SoftLight system. ThermoLase began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial location (Spa Thira) in November 1995. ThermoLase opened a total of four spas during fiscal 1996, opened nine additional spas during fiscal 1997, and opened its fourteenth spa in October 1997. Rather than continuing to open additional Spa Thira locations, ThermoLase presently intends to concentrate its resources on attempting both to increase the capacity utilization of its existing spas and to expand its physicians' licensing program and international licensing arrangements, discussed below.

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


                                       11PAGE

                             THERMOTREX CORPORATION

        ThermoLase experienced a decrease in revenues from its hair-removal services during the second quarter of fiscal 1998, as discussed in the results of operations below. In response to this trend, in April 1998 ThermoLase significantly reduced the prices in its Spa Thira locations for its single- and multiple-treatment plans and similarly changed the pricing terms of its physicians' licensing program to reduce the per-procedure royalty paid by the physician-licensees, in an attempt to establish an optimum price point that will result in increased demand and higher revenues. In April 1998, as part of its effort to improve profitability, ThermoLase also initiated an effort to amend the existing agreements with its physician-licensees to include certain monthly minimum royalties, and will require such minimums with its new physician-licensees. Although not all licensees have responded, approximately 30% of those responding have declined to accept these new terms, which may result in the termination or restructuring of these licenses by ThermoLase. There can be no assurance that the strategies described above will be successful.

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

        In March 1997, ThermoLase filed with the FDA a 510(k) application seeking clearance to market cosmetic skin-resurfacing services utilizing its SoftLight Rejuvenation(TM) Laser, including wrinkle and skin-texture treatment. This technology, which uses the same laser as ThermoLase's hair-removal system, is designed to improve the skin's appearance and texture. Following discussions with the FDA in December 1997, ThermoLase submitted additional data in February 1998 and focused on claims related to skin texture rather than wrinkle treatment, in order to expedite clearance of the application.

        ThermoLase also manufactures and markets skin-care, bath, and body products through its CBI Laboratories, Inc. subsidiary, which also manufactures the lotion used in the SoftLight hair-removal process.

                                       12PAGE

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

        The Company conducts all of its manufacturing operations, other than those of Trex Medical's Trophy subsidiary, in the United States and distributes its products, services, and technologies worldwide. The Company anticipates that an increasing portion of its revenues will be from sales to customers outside the United States. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company may use forward contracts to reduce its exposure to currency fluctuations.

    Results of Operations

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------

        Total revenues increased 18% to $82.6 million in the second quarter of fiscal 1998 from $70.1 million in the second quarter of fiscal 1997. Medical Products segment revenues, excluding intersegment sales, increased 21% to $66.1 million in fiscal 1998 from $54.7 million in fiscal 1997, primarily due to increased sales at all of Trex Medical's existing operations. Revenues increased at XRE primarily due to increased demand for its cardiac catheterization laboratories, including a $6.7 million sale to a Russian customer. Revenues at Lorad increased as a result of increased demand for breast-biopsy systems, mammography system upgrade components, and mobile X-ray systems. To a lesser extent, revenues increased as a result of increased demand for Continental's digital radiographic/fluoroscopic systems and Bennett's mammography systems.

        Personal-care Products and Services segment revenues decreased to $8.1 million in the second quarter of fiscal 1998 from $11.7 million in the second quarter of fiscal 1997. ThermoLase earned revenues from hair-removal services and related activities of $2.9 million in fiscal 1998, compared with $5.2 million in fiscal 1997. The decrease in revenues resulted in part from reduced demand at ThermoLase's Spa Thira locations, offset in part by an increase in the number of U.S. spas to 14, compared with 10 spas open during fiscal 1997. Revenues from ThermoLase's physicians' licensing program decreased slightly in fiscal 1998 compared

                                       13PAGE

                             THERMOTREX CORPORATION

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------
    (continued)

    with fiscal 1997, primarily due to a decrease in one-time fees as a result of a decrease in new physician-licensees, offset in part by an increase in the number of physician-licensees producing per-procedure royalties in fiscal 1998. As discussed in the accompanying overview, in April 1998 ThermoLase significantly reduced the prices for its single- and multiple-treatment plans and changed the pricing terms of its physicians' licensing program. Revenues in fiscal 1998 also decreased as a result of the inclusion in fiscal 1997 of $1.3 million of minimum guaranteed payments recorded upon granting technology rights under ThermoLase's international licensing arrangements. The amount of minimum guaranteed payments recorded by ThermoLase will vary depending on its ability to enter into additional international licensing arrangements, the availability of additional territories, and the terms of any such arrangements. Revenues at CBI decreased to $5.2 million in fiscal 1998 from $6.5 million in fiscal 1997. A portion of CBI's revenues are derived from sales to large retailers, which have a relatively long buying cycle that results in periodic variations in revenues. In addition, CBI's revenues in fiscal 1998 were negatively impacted as a result of a shift by certain of its retail customers away from health- and beauty-aid sales.

        Advanced Technology Research segment revenues, excluding intersegment sales, increased to $8.4 million in the second quarter of fiscal 1998 from $3.7 million in the second quarter of fiscal 1997. Revenues increased $3.2 million due to the inclusion of product revenues from CCS, acquired in July 1997.

        The gross profit margin was 36% in the second quarter of fiscal 1998, compared with 33% in the second quarter of fiscal 1997. The Medical Products segment gross profit margin, excluding intersegment sales, increased to 42% in fiscal 1998 from 37% in fiscal 1997, primarily due to increased sales of higher-margin products at all of Trex Medical's operations. To a lesser extent, the gross profit margin at Trex Medical increased due to margin improvements resulting from manufacturing efficiencies, primarily at Continental and Bennett. The Company's total gross profit margin also increased due to the inclusion of higher-margin revenues at CCS. The Personal-care Products and Services segment gross profit margin, excluding intersegment eliminations, was negative 13% in fiscal 1998, compared with 19% in fiscal 1997. ThermoLase's hair-removal business reported gross profit of negative $2.7 million in fiscal 1998, compared with gross profit of $0.1 million in fiscal 1997. Each period was impacted by the operations of the Spa Thira business, which has been operating below maximum capacity as ThermoLase seeks to develop its client base, expand its product lines, and refine its process and operating procedures, offset in part by the effect of physicians' licensing fees and, in fiscal 1997, minimum guaranteed payments relating to international licensing arrangements, which have a relatively high gross profit margin. In addition, fiscal 1997 was negatively impacted by pre-opening costs incurred in connection with new spa openings. The gross profit margin decreased in fiscal 1998 primarily due to the decrease in revenues from international licensing arrangements and the Spa Thira

                                       14PAGE

                             THERMOTREX CORPORATION

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------
    (continued)

    locations, as well as increased fixed costs associated with operating more spas and supporting more physician-licensees in fiscal 1998. During the remainder of fiscal 1998, the effect of operating each spa below maximum capacity, as ThermoLase seeks to develop its client base and expand its product lines, will continue to have a negative impact on its gross profit margin. ThermoLase believes that improvements in the efficacy and duration of the SoftLight process, as well as increased spa utilization through broadening the array of spa-related services and products offered, are critical elements in its ability to improve the profitability of its spas. The degree to which ThermoLase's recent pricing structure changes are successful will also affect the Company's gross profit margin. The gross profit margin at CBI declined to 31% in fiscal 1998 from 33% in fiscal 1997, as a result of a continued shift to lower-margin products and a decrease in revenues.

        Selling, general, and administrative expenses as a percentage of revenues was 25% in the second quarter of fiscal 1998, compared with 24% in the second quarter of fiscal 1997, primarily due to the effect of the acquisition of CCS, which has higher costs as a percentage of revenues, as well as an increase in costs as a percentage of revenues in the Personal-care Products and Services segment, due to a decrease in revenues. These increases were offset in part by an increase in the relative size of the Medical Products segment, which has lower expenses as a percentage of revenues. Research and development expenses increased to $9.5 million in the second quarter of fiscal 1998 from $7.8 million in the second quarter of fiscal 1997, primarily due to increased spending at Trex Medical and the inclusion of $0.6 million of expense at CCS, acquired in July 1997, offset in part by a decrease in spending at ThermoLase. Trex Medical's increase in spending, primarily at XRE and Lorad, reflects its continued efforts to develop and commercialize new products, including the full-field digital mammography system and direct-detection X-ray sensor, as well as enhancements of existing systems. ThermoLase's decrease in spending related primarily to a reduction in the number of outside testing facilities and consultants used, as well as a reduction in payroll costs. ThermoLase continues to seek to improve the efficacy and duration of the SoftLight process as well as to develop its SoftLight Rejuvenation Laser skin treatment and investigate other health and beauty applications for its proprietary laser technology.

        Interest income increased to $3.7 million in the second quarter of fiscal 1998 from $1.2 million in the second quarter of fiscal 1997, primarily due to interest income earned on the invested proceeds from the Company's November 1997 issuance of $124.5 million principal amount of 3 1/4% subordinated convertible debentures (Note 3), ThermoLase's August 1997 issuance of $115.0 million principal amount of 4 3/8% subordinated convertible debentures, and Trex Medical's February 1998 sale of 5,175,000 shares of its common stock for net proceeds of $66.9 million (Note 4). Interest expense increased to $2.5 million in fiscal 1998 from $29,000 in fiscal 1997, primarily due to the August and November 1997 issuances of subordinated convertible debentures.

                                       15PAGE

                             THERMOTREX CORPORATION

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------
    (continued)

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by Trex Medical, the Company recorded a gain on issuance of stock by subsidiary of $23.8 million in the second quarter of fiscal 1998 (Note 4). The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. In addition, in October 1995, the Financial Accounting Standards Board (FASB) issued an exposure draft of a Proposed Statement of Financial Accounting Standards, "Consolidated Financial Statements: Policy and Procedures" (the Proposed Statement). The Proposed Statement would establish new rules for how consolidated financial statements should be prepared. If the Proposed Statement is adopted, there would be significant changes in the way the Company records certain transactions of its controlled subsidiaries. Among those changes, any sale of the stock of a subsidiary that does not result in a loss of control would be accounted for as a transaction in the equity of the consolidated entity with no gain or loss being recorded. The FASB continues to deliberate on this issue and the timing and contents of any final statement are uncertain. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

        Equity in losses of joint ventures in the accompanying statement of income represents ThermoLase's proportionate share of losses from its international joint ventures.

        Minority interest expense was $1.3 million in the second quarter of fiscal 1998, compared with minority interest income of $0.8 million in the second quarter of fiscal 1997, primarily due to the Company's inability to record minority interest income in ThermoLase's net loss, because the Company's minority interest liability related to ThermoLase has been reduced to zero. In addition, minority interest expense increased in fiscal 1998 due to an increase in Trex Medical's net income.

        The effective tax rate was below the statutory federal income tax rate in the second quarter of fiscal 1998 primarily due to a nontaxable gain on the issuance of stock by subsidiary, offset in part by the impact of state income taxes and certain nondeductible expenses, including amortization of cost in excess of net assets of acquired companies. In addition, the effective tax rate in fiscal 1998 reflects the establishment of a valuation allowance against the tax benefit associated with losses arising at ThermoLase during the second quarter of fiscal 1998. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Management believes that sufficient uncertainty exists regarding the timing of the realizability of the tax

                                       16PAGE

                             THERMOTREX CORPORATION

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------
    (continued)

    benefit for losses arising during the quarter at ThermoLase that a valuation allowance is required. The effective tax rate exceeded the statutory federal income tax rate in the second quarter of fiscal 1997 primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

        Trex Medical is defending claims in an arbitration proceeding in which Continuum Electro-Optronics, Inc. is seeking approximately $1.4 million in alleged lost profits under a contract it had with Trex Medical's Lorad division to sell laser components to Trex Medical. Although Trex Medical believes it has adequate defenses to such claims there can be no assurance as to the outcome of the arbitration.

        The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased by the Company. The Company believes that its internal information systems and current products are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

        The Company is presently assessing the effect that the year 2000 problem may have on its previously sold products. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 problem as it relates to its previously sold products and products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

    First Six Months Fiscal 1998 Compared With First Six Months Fiscal 1997
    -----------------------------------------------------------------------

        Total revenues increased 26% to $168.1 million in the first six months of fiscal 1998 from $132.9 million in the first six months of fiscal 1997. Medical Products segment revenues, excluding intersegment sales, increased 23% to $129.8 million in fiscal 1998 from $105.7 million in fiscal 1997, primarily due to increased sales at all of Trex Medical's existing operations, due to the reasons described in the results of operations for the second quarter. In addition, Medical Products segment revenues increased $1.5 million due to the inclusion of revenues from Digitec, acquired in October 1997 (Note 6).

        Personal-care Products and Services segment revenues increased to $21.5 million in the first six months of fiscal 1998 from $20.3 million in the first six months of fiscal 1997. ThermoLase earned revenues from hair-removal services and related activities of $9.9 million in fiscal 1998, compared with $7.7 million in fiscal 1997. The increase in revenues

                                       17PAGE

                             THERMOTREX CORPORATION

    First Six Months Fiscal 1998 Compared With First Six Months Fiscal 1977
    -----------------------------------------------------------------------
    (continued)

    resulted in part from an increase in the number of U.S. spas to 14, compared with 10 spas open during fiscal 1997. Revenues from ThermoLase's physicians' licensing program also increased in fiscal 1998, primarily due to an increase in the number of physician-licensees producing per-procedure royalties in fiscal 1998, offset in part by a decrease in one-time fees as a result of a decrease in new physician-licensees. In addition, revenues from hair-removal services and related activities in fiscal 1998 included $2.8 million of minimum guaranteed payments recorded upon granting technology rights under ThermoLase's international licensing arrangements, compared with $1.6 million in fiscal 1997. Revenues at CBI decreased to $11.6 million in fiscal 1998 from $12.6 million in fiscal 1997, due to the reasons described in the results of operations for the second quarter.

        Advanced Technology Research segment revenues, excluding intersegment sales, increased to $16.8 million in the first six months of fiscal 1998 from $6.9 million in the first six months of fiscal 1997. Revenues increased $7.2 million due to the inclusion of product revenues from CCS, acquired in July 1997.

        The gross profit margin was 38% in the first six months of fiscal 1998, compared with 35% in the first six months of fiscal 1997. The Medical Products segment gross profit margin, excluding intersegment sales, increased to 42% in fiscal 1998 from 38% in fiscal 1997, primarily due to the reasons discussed in the results of operations for the second quarter. The Company's total gross profit margin also increased due to the inclusion of higher-margin revenues at CCS. The Personal-care Products and Services segment gross profit margin, excluding intersegment eliminations, was 12% in fiscal 1998, compared with 20% in fiscal 1997. ThermoLase's hair-removal business reported gross profit of negative $1.0 million in fiscal 1998, compared with gross profit of negative $0.1 million in fiscal 1997. Each period was impacted by the operations of the Spa Thira business, which has been operating below maximum capacity as ThermoLase seeks to develop its client base, expand its product lines, and refine its process and operating procedures, offset in part by the effect of physicians' licensing fees and minimum guaranteed payments relating to international licensing arrangements, which have a relatively high gross profit margin. In addition, fiscal 1997 was negatively impacted by pre-opening costs incurred in connection with new spa openings. The gross profit margin decreased in fiscal 1998 primarily due to the decrease in revenues from ThermoLase's Spa Thira locations, as well as increased fixed costs associated with operating more spas in fiscal 1998, offset in part by the increase in higher-margin revenues from international licensing arrangements. The gross profit margin at CBI declined to 31% in fiscal 1998 from 33% in fiscal 1997, due to the reasons described in the results of operations for the second quarter.


                                       18PAGE

                             THERMOTREX CORPORATION

    First Six Months Fiscal 1998 Compared With First Six Months Fiscal 1997
    -----------------------------------------------------------------------
    (continued)

        Selling, general, and administrative expenses as a percentage of revenues was 24% in both periods. An increase due to the effect of the acquisition of CCS, which has higher costs as a percentage of revenues, was offset in part by an increase in the relative size of the Medical Products segment, which has lower expenses as a percentage of revenues. Research and development expenses increased to $18.9 million in 1998 from $15.2 million in 1997, primarily due to the reasons described in the results of operations for the second quarter, including the impact of $1.2 million of expense due to the acquisition of CCS.

        Interest income increased to $6.9 million in the first six months of 1998 from $2.5 million in the first six months of 1997, primarily due to interest income earned on the invested proceeds from the Company's November 1997 issuance of $124.5 million principal amount of 3 1/4% subordinated convertible debentures (Note 3) and ThermoLase's August 1997 issuance of $115.0 million principal amount of 4 3/8% subordinated convertible debentures. Interest expense increased to $4.8 million in 1998 from $0.1 million in 1997, primarily due to reason described in the results of operations for the second quarter.
        During the first six months of fiscal 1998 and fiscal 1997, the Company recorded gains of $23.8 million and $2.0 million, respectively, from the issuance of stock by subsidiaries in connection with sales of Trex Medical common stock (Note 4).

        Equity in losses of joint ventures in the accompanying statement of income represents ThermoLase's proportionate share of losses from its international joint ventures.

        Minority interest expense was $2.2 million in the first six months of fiscal 1998, compared with minority interest income of $0.7 million in the first six months of fiscal 1997, primarily due to the reasons described in the results of operations for the second quarter.

        The effective tax rate differed from the statutory federal income tax rate in the first six months of fiscal 1998 primarily due to a nontaxable gain on the issuance of stock by subsidiary, offset in part by the impact of state income taxes and certain nondeductible expenses, including amortization of cost in excess of net assets of acquired companies. In addition, the effective tax rate for the first six months of fiscal 1998 reflects the establishment of a valuation allowance against the tax benefit associated with losses arising at ThermoLase during the second quarter of fiscal 1998. Management believes that sufficient uncertainty exists regarding the timing of the realizability of the tax benefit for such losses that a valuation allowance is required.


                                       19PAGE

                             THERMOTREX CORPORATION

    Liquidity and Capital Resources

        Consolidated working capital was $343.4 million at April 4, 1998, compared with $202.3 million at September 27, 1997. Included in working capital are cash, cash equivalents, and available-for-sale investments of $278.0 million at April 4, 1998, compared with $153.2 million at September 27, 1997. Of the $278.0 million balance at April 4, 1998, $179.3 million was held by the Company's majority-owned subsidiaries, and the remainder was held by the Company and its wholly owned subsidiary.

        Net cash used in operating activities during the first six months of fiscal 1998 was $9.9 million. An increase in accounts receivable, primarily at Trex Medical, used $11.4 million of cash. The increase in accounts receivable at Trex Medical was primarily due to increased sales and, to a lesser extent, a shift from OEM sales to direct and dealer sales at XRE and slower customer payment patterns as a result of increased export sales at Bennett. The Company used $3.4 million of cash during the period to fund an increase in inventories, primarily to support an increase in sales at Trex Medical.

        Excluding available-for-sale investments activity, the Company's primary investing activities during the first six months of fiscal 1998 included capital expenditures. The Company expended $5.0 million for property, plant, and equipment.

        In connection with certain of ThermoLase's joint venture arrangements, ThermoLase provided funding of $1.7 million during the first six months of fiscal 1998 (Note 2). ThermoLase has agreed to provide additional funding of up to approximately $5.4 million under these arrangements.

        The Company's financing activities provided $148.5 million of cash during the first six months of fiscal 1998. In November 1997, the Company sold at par value $124.5 million principal amount of 3 1/4% subordinated convertible debentures due 2007 for net proceeds of $121.8 million
    (Note 4). The Company used a portion of such proceeds to repay in January 1998 an $11.0 million note payable to Thermo Electron. In February 1998, the Company's Trex Medical subsidiary sold 5,175,000 shares of its common stock in a public offering at $13.75 per share, for net proceeds of $66.9 million.

        In April 1998, Trex Medical acquired Trophy for approximately $25.0 million in cash and the repayment of approximately $10.0 million of net debt, subject to a post-closing adjustment and additional consideration, which will not exceed approximately $8.0 million, if Trophy achieves certain future earnings targets. Trex Medical financed the acquisition with a portion of the proceeds from its February 1998 sale of common stock.


                                       20PAGE

                             THERMOTREX CORPORATION

        Trex Communications has signed two non-binding letters of intent to acquire two companies for aggregate consideration of $9.8 million in cash and Trex Communications common stock valued at $11.2 million. The proposed acquisitions are subject to certain conditions, including completion of due diligence and negotiation of definitive agreements, as well as approval by the Company's board of directors and the stockholders of the potential acquirees. The final terms of such acquisitions have not been determined and there can be no assurance that these acquisitions will be completed.

        In November 1997, the Company's Board of Directors authorized the repurchase by the Company of up to $20.0 million of its common stock, through November 1998, in the open market or in negotiated transactions. During the first six months of fiscal 1998, the Company repurchased 878,652 shares of its common stock for $20.0 million. In March 1998, the Company's board of directors authorized the repurchase by the Company of up to 2,000,000 shares of ThermoLase common stock in the open market or through negotiated transactions. During the first six months of fiscal 1998, the Company purchased 2,000,000 shares of ThermoLase common stock for $10.0 million, which amount is reflected in payable for repurchase of subsidiary common stock in the accompanying fiscal 1998 balance sheet, and was paid during the third quarter of fiscal 1998. During the first six months of fiscal 1998, ThermoLase repurchased 643,000 shares of its common stock for $8.8 million.

        ThermoLase's capital expenditures during the remainder of fiscal 1998 will primarily be affected by the number of physicians and other domestic and international licensees engaged in its licensing programs. In addition to expenditures by ThermoLase, the Company plans to make capital additions of approximately $3.8 million for its other businesses during the remainder of fiscal 1998. The Company expects that it will finance growth at its majority-owned and wholly owned subsidiaries through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermo Electron, although it has no agreement to ensure that funds will be available from Thermo Electron on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.



                                       21PAGE

                             THERMOTREX CORPORATION

    PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings
    --------------------------

        On April 7, 1998, Fischer Imaging Corporation commenced a lawsuit in the United States District Court, District of Colorado, against Trex Medical, alleging that its manufacture of breast-imaging equipment and breast-biopsy systems incorporating a digital imaging system, including Lorad's prone breast-biopsy system, infringe a Fischer patent entitled Motorized Mammographic Biopsy Apparatus, which issued April 7, 1998. This lawsuit is the second patent lawsuit filed by Fischer against the Company with respect to the breast-biopsy system. The suit requests a permanent injunction, treble damages, attorneys' fees, and expenses.

    Item 4 - Submission of Matters to a Vote of Security Holders
    ------------------------------------------------------------

        On March 5, 1998, at the Annual Meeting of Shareholders, the shareholders elected seven incumbent directors to a one-year term expiring in 1999. The Directors elected at the meeting were: Mr. Morton Collins, Mr. Peter O. Crisp, Mr. Paul F. Ferrari, Dr. George N. Hatsopoulos, Mr. Robert C. Howard, Mr. Gary S. Weinstein, and Dr. Nicholas T. Zervas. Messrs. Crisp, Ferrari, Howard, and Weinstein and Dr. Zervas each received 15,316,523 shares voted in favor of his election and 58,747 shares voted against. Mr. Collins received 15,316,223 shares voted in favor of his election and 59,047 shares voted against. Dr. Hatsopoulos received 15,316,123 shares voted in favor of his election and 59,147 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.





                                       22PAGE

                             THERMOTREX CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of May 1998.

                                           THERMOTREX CORPORATION



                                           Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ---------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer and
                                             Senior Vice President












                                       23PAGE

                             THERMOTREX CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number        Description
    ------------------------------------------------------------------------

    4.3 First Supplemental Indenture dated as of February 6, 1998, by and among the Company, Thermo Electron Corporation, and Bankers' Trust Company, as trustee.

    27             Financial Data Schedule for the quarter ended April 4,
                   1998.

    27.1 Financial Data Schedule for the quarter ended December 30, 1995 (restated for the adoption of SFAS No. 128).

    27.2 Financial Data Schedule for the quarter ended March 30, 1996 (restated for the adoption of SFAS No. 128).

    27.3 Financial Data Schedule for the quarter ended June 29, 1996 (restated for the adoption of SFAS No. 128).

    27.4 Financial Data Schedule for the year ended September 28, 1996 (restated for the adoption of SFAS No. 128).

    27.5 Financial Data Schedule for the quarter ended June 28, 1997 (restated for the adoption of SFAS No. 128).

    27.6 Financial Data Schedule for the year ended September 27, 1997 (restated for the adoption of SFAS No. 128).