Form 10-Q
period 1998-07-04
THERMOTREX CORP
filed 1998-08-12
CIK 875316

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                   ---------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                     Outstanding at July 31, 1998
     ----------------------------         ----------------------------
     Common Stock, $.01 par value                  18,671,846

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             THERMOTREX CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    July 4,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $185,383
    and $91,164 under repurchase agreement
    with parent company)                           $194,653       $135,720
  Available-for-sale investments, at quoted
    market value (amortized cost of $13,130
    and $17,520)                                     13,127         17,499
  Accounts receivable, less allowances of
    $3,647 and $1,969                                89,549         58,632
  Unbilled contract costs and fees                    4,183          4,651
  Inventories:
    Raw materials and supplies                       39,050         27,860
    Work in process                                  17,635         13,474
    Finished goods                                   12,834          6,870
  Prepaid expenses                                    4,143          3,422
  Prepaid income taxes                               11,521         11,877
                                                   --------       --------

                                                    386,695        280,005
                                                   --------       --------

Property, Plant, and Equipment, at Cost              83,518         67,957
  Less: Accumulated depreciation and
        amortization                                 19,998         15,568
                                                   --------       --------

                                                     63,520         52,389
                                                   --------       --------

Notes Receivable from Related Parties (Note 2)        4,967          3,300
                                                   --------       --------

Prepaid Income Taxes and Other Assets                18,104         13,831
                                                   --------       --------

Cost in Excess of Net Assets of Acquired
  Companies (Note 6)                                153,239        100,592
                                                   --------       --------

                                                   $626,525       $450,117
                                                   ========       ========

                             THERMOTREX CORPORATION

                                   (Unaudited)

                  Liabilities and Shareholders' Investment

                                                    July 4,  September 27,
(In thousands except share amounts)                    1998           1997
--------------------------------------------------------------------------

Current Liabilities:
  Note payable to parent company                   $      -       $ 11,000
  Accounts payable                                   27,777         21,373
  Accrued payroll and employee benefits              10,613          8,863
  Accrued warranty costs                              9,156          6,299
  Accrued commissions                                 8,101          3,922
  Other accrued expenses                             35,181         24,245
  Due to parent company and affiliated
    companies                                         1,460          2,027
                                                   --------       --------

                                                     92,288         77,729
                                                   --------       --------
Long-term Obligations:
  3 1/4% Subordinated convertible debentures
    (includes $10,000 of related-party debt;
    Note 3)                                         124,500              -
  4 3/8% Subordinated convertible debentures        115,000        115,000
                                                   --------       --------

                                                    239,500        115,000
                                                   --------       --------

Deferred Lease Liability                              1,396          1,379
                                                   --------       --------

Common Stock of Subsidiary Subject to
  Redemption                                         40,500         40,500
                                                   --------       --------

Minority Interest                                    87,969         39,374
                                                   --------       --------

Shareholders' Investment:
  Common stock, $.01 par value, 50,000,000
    shares authorized; 19,590,446 and
    19,251,769 shares issued                            196            193
  Capital in excess of par value                     73,301         78,601
  Retained earnings                                 112,970         97,597
  Treasury stock at cost, 919,627 and 8,747
    shares                                          (20,807)          (243)
  Net unrealized loss on available-for-sale
    investments                                          (2)           (13)
  Cumulative translation adjustment                    (786)             -
                                                   --------       --------

                                                    164,872        176,135
                                                   --------       --------

                                                   $626,525       $450,117
                                                   ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOTREX CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                       Three Months Ended
                                                       -------------------
                                                       July 4,    June 28,
(In thousands except per share amounts)                   1998        1997
--------------------------------------------------------------------------

Revenues                                              $ 88,889    $ 72,931
                                                      --------    --------

Costs and Operating Expenses:
  Cost of revenues                                      54,099      46,237
  Selling, general, and administrative expenses         22,882      18,651
  Research and development expenses                      9,864       8,350
  Restructuring costs (Note 7)                           1,917           -
                                                      --------    --------

                                                        88,762      73,238
                                                      --------    --------

Operating Income (Loss)                                    127        (307)

Interest Income                                          3,297         860
Interest Expense (includes $228 and $11 to
  related party)                                        (2,423)        (11)
Equity in Losses of Joint Ventures                         (85)       (350)
                                                      --------    --------

Income Before Provision for Income Taxes and
  Minority Interest                                        916         192
Provision for Income Taxes                               4,035         376
Minority Interest Expense (Income)                       1,724        (469)
                                                      --------    --------

Net Income (Loss)                                     $ (4,843)   $    285
                                                      ========    ========

Earnings (Loss) per Share (Note 5):
  Basic                                               $   (.26)   $    .01
                                                      ========    ========
  Diluted                                             $   (.26)   $    .01
                                                      ========    ========

Weighted Average Shares (Note 5):
  Basic                                                 18,608      19,222
                                                      ========    ========
  Diluted                                               18,608      19,549
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOTREX CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                       Nine Months Ended
                                                     ---------------------
                                                      July 4,     June 28,
(In thousands except per share amounts)                  1998         1997
--------------------------------------------------------------------------

Revenues                                             $257,007     $205,835
                                                     --------     --------

Costs and Operating Expenses:
  Cost of revenues                                    158,871      133,068
  Selling, general, and administrative expenses        64,043       50,459
  Research and development expenses                    28,770       23,544
  Restructuring costs (Note 7)                          1,917            -
                                                     --------     --------

                                                      253,601      207,071
                                                     --------     --------

Operating Income (Loss)                                 3,406       (1,236)

Interest Income                                        10,222        3,323
Interest Expense (includes $785 and $70 to
  related party)                                       (7,178)         (70)
Gain on Issuance of Stock by Subsidiary (Note 4)       23,798        1,997
Equity in Losses of Joint Ventures                       (905)        (350)
                                                     --------     --------

Income Before Provision for Income Taxes and
  Minority Interest                                    29,343        3,664
Provision for Income Taxes                             10,057        1,603
Minority Interest Expense (Income)                      3,913       (1,175)
                                                     --------     --------

Net Income                                           $ 15,373     $  3,236
                                                     ========     ========

Earnings per Share (Note 5):
  Basic                                              $    .82     $    .17
                                                     ========     ========
  Diluted                                            $    .73     $    .16
                                                     ========     ========

Weighted Average Shares (Note 5):
  Basic                                                18,717       19,202
                                                     ========     ========
  Diluted                                              23,039       19,606
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOTREX CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                       Nine Months Ended
                                                      --------------------
                                                      July 4,     June 28,
(In thousands)                                           1998         1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                         $ 15,373     $  3,236
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                    10,901        6,448
      Provision for losses on accounts receivable         818          266
      Gain on issuance of stock by subsidiary
        (Note 4)                                      (23,798)      (1,997)
      Minority interest expense (income)                3,913       (1,175)
      Increase in long-term prepaid income taxes       (1,085)      (4,725)
      Restructuring costs (Note 7)                      1,917            -
      Other                                               375        1,111
      Changes in current accounts, excluding the
        effects of acquisitions:
          Accounts receivable                         (17,729)     (11,712)
          Inventories and unbilled contract costs
            and fees                                   (7,881)     (14,487)
          Other current assets                            171         (864)
          Accounts payable                             (7,355)         683
          Other current liabilities                    (5,389)       6,126
                                                     --------     --------

Net cash used in operating activities                 (29,769)     (17,090)
                                                     --------     --------

Investing Activities:
  Acquisitions, net of cash acquired (Note 6)         (44,461)           -
  Purchases of available-for-sale investments          (4,000)           -
  Proceeds from sale and maturities of available-
    for-sale investments                                8,400       44,000
  Purchases of property, plant, and equipment          (7,532)     (23,851)
  Advances pursuant to notes receivable from related
    parties (Note 2)                                   (1,667)           -
  Investment in other assets                           (1,072)      (1,144)
  Other                                                     -          774
                                                     --------     --------

Net cash provided by (used in) investing
  activities                                         $(50,332)    $ 19,779
                                                     --------     --------

                             THERMOTREX CORPORATION

                                   (Unaudited)


                                                       Nine Months Ended
                                                      --------------------
                                                      July 4,     June 28,
(In thousands)                                           1998         1997
--------------------------------------------------------------------------

Financing Activities:
  Net proceeds from issuance of Company and
    subsidiary common stock and sale of subsidiary
    put options (Note 4)                             $ 70,579     $  5,502
  Net proceeds from subsidiary stock exchange offer         -          522
  Purchases of Company and subsidiary common stock    (38,810)     (11,268)
  Net proceeds from issuance of subordinated
    convertible debentures (Note 3)                   121,814            -
  Repayment of note payable to parent company         (11,000)      (2,000)
  Payment of withholding taxes related to stock
    option exercises                                   (3,058)      (1,118)
                                                     --------     ---------

Net cash provided by (used in) financing
  activities                                          139,525       (8,362)
                                                     --------     --------

Exchange Rate Effect on Cash                             (491)           -
                                                     --------     --------

Increase (Decrease) in Cash and Cash Equivalents     $ 58,933     $ (5,673)
Cash and Cash Equivalents at Beginning of Period      135,720       43,940
                                                     --------     --------

Cash and Cash Equivalents at End of Period           $194,653     $ 38,267
                                                     ========     ========

Noncash Activities:
  Fair value of assets of acquired companies         $ 98,908     $      -
  Cash paid for acquired companies                    (47,216)           -
  Issuance of subsidiaries' common stock for
    acquired companies                                (11,175)           -
                                                     --------     --------

    Liabilities assumed of acquired companies        $ 40,517     $      -
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOTREX CORPORATION

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by ThermoTrex Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and nine-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the nine-month periods ended July 4, 1998, and June 28, 1997. The Company's results of operations for the nine-month periods ended July 4, 1998, and June 28, 1997, include 40 weeks and 39 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

4.  Issuance of Stock by Subsidiary

    In February 1998, the Company's Trex Medical Corporation subsidiary sold 5,175,000 shares of its common stock at $13.75 per share for net proceeds of $66.9 million, resulting in a gain of $23.8 million. After the transaction, the Company owned 67% of the outstanding common stock of Trex Medical.

5.  Earnings per Share

    During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." As a result, all previously reported earnings per share have been restated; however, basic and diluted earnings per share equals the Company's previously reported earnings per share for the fiscal 1997 periods presented. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period. Except where the result would be antidilutive, diluted earnings per share have been computed assuming conversion of the Company's subordinated convertible debentures and the elimination of the related interest expense, and the exercise of stock options, and their related income tax effect. Basic and diluted earnings per share were calculated as follows:

                               Three Months Ended     Nine Months Ended
                              --------------------   --------------------
(In thousands except          July 4,     June 28,   July 4,     June 28,
per share amounts)               1998         1997      1998         1997
-------------------------------------------------------------------------
Basic
Net income (loss)             $(4,843)     $   285   $15,373      $ 3,236
                              -------      -------   -------      -------

Weighted average shares        18,608       19,222    18,717       19,202
                              -------      -------   -------      -------

Basic earnings (loss) per
  share                       $  (.26)     $   .01   $   .82      $   .17
                              =======      =======   =======      =======
Diluted
Net income (loss)             $(4,843)     $   285   $15,373      $ 3,236
Effect of:
  Convertible debentures            -            -     1,634            -
  Majority-owned
    subsidiaries' dilutive
    securities                    (34)         (11)      (82)         (53)
                              -------      -------   -------      -------

Income (loss) available to
  common shareholders, as
  adjusted                    $(4,877)     $   274   $16,925      $ 3,183
                              -------      -------   -------      -------

Weighted average shares        18,608       19,222    18,717       19,202
Effect of:
  Convertible debentures            -            -     4,138            -
  Stock options                     -          327       184          404
                              -------      -------   -------      -------

Weighted average shares,
  as adjusted                  18,608       19,549    23,039       19,606
                              -------      -------   -------      -------

Diluted earnings (loss)
  per share                   $  (.26)     $   .01   $   .73      $   .16
                              =======      =======   =======      =======

                             THERMOTREX CORPORATION

    The computation of diluted earnings per share for the three-month period ended July 4, 1998, excludes the effect of assuming the conversion of the Company's subordinated convertible debentures and the exercise of stock options, because the effect would be antidilutive.

6.  Acquisitions

    In June 1998, a wholly owned subsidiary of ThermoLase merged with The Greenhouse Spa, Inc., exchanging 1,000,000 shares of ThermoLase common stock, valued at $8.0 million at the time of the transaction, and the repayment of $4.2 million of debt for all of the outstanding stock of The Greenhouse Spa. The Greenhouse Spa operates a luxury spa in Arlington, Texas. The purchase price is subject to a post-closing adjustment, although no information has been gathered to date that would cause the Company to believe that such post-closing adjustment will be material.

    In May 1998, the Company's Trex Communications subsidiary acquired Electro-Magnetic Processes, Inc. (EMP), which designs, develops, and manufactures ground-based satellite communication systems and develops and integrates telemetry systems used on military aircraft, for 800,000 shares of Trex Communications common stock, valued at $3.2 million at the time of the transaction, $2.5 million in cash, and the repayment of $0.7 million of debt. The purchase price is subject to a post-closing adjustment, however the Company has gathered no information to date that would cause the Company to believe that such post-closing adjustment will be material.

    In April 1998, Trex Medical acquired the outstanding stock of Trophy Radiologie, a French manufacturer of dental and medical X-ray systems specializing in digital dental technology. The purchase price consisted of $24.0 million in cash, the repayment of $8.7 million of net debt, and additional consideration, not to exceed approximately $8.0 million, if Trophy achieves certain future earnings targets.

    In October 1997, Trex Medical's XRE subsidiary acquired substantially all of the assets, subject to certain liabilities, of Digitec Corporation, a North Carolina-based manufacturer of physiological-monitoring equipment and digital-image archiving and networking systems used in cardiac catheterization procedures, for $7.2 million in cash, subject to a post-closing adjustment. To date, no information has been gathered that would cause the Company to believe that such post-closing adjustment will be material.

    These acquisitions have been accounted for using the purchase method of accounting, and the results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $53.3 million, which is being amortized over periods ranging from 15 to 40 years. Allocation of the purchase price for each acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates any such final allocation will differ materially from the preliminary estimates. Pro forma data is not presented as these acquisitions were not material to the Company's results of operations.

7.   Restructuring Costs

    During the third quarter of fiscal 1998, ThermoLase recorded restructuring costs of $1.9 million related to certain actions including the relocation of its corporate office to its Creative Beauty Innovations, Inc. (CBI) subsidiary in Carrollton, Texas. The charge consisted primarily of severance for 40 terminated employees and the write-off of fixed assets no longer of use. Other accrued expenses in the accompanying fiscal 1998 balance sheet include $0.7 million associated with these actions.

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

    Trex Medical designs, manufactures, and markets mammography equipment and minimally invasive digital breast-biopsy systems, general-purpose X-ray equipment, and specialized X-ray equipment, including imaging systems used during diagnostic and interventional vascular and cardiac procedures such as balloon angioplasty. Trex Medical sells its systems worldwide principally through a network of independent dealers and, to a lesser extent, through direct salespeople and specialists. In addition, Trex Medical acts as an original equipment manufacturer (OEM) for other medical equipment companies. Until April 1998, Trex Medical had four operating units: Lorad, a manufacturer of mammography and digital breast-biopsy systems; Bennett X-Ray Corporation (Bennett), a manufacturer of general-purpose X-ray and mammography equipment; XRE Corporation (XRE), a manufacturer of X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions; and Continental X-Ray Corporation (Continental), a manufacturer of general-purpose and specialized X-ray systems. In April 1998, Trex Medical acquired the outstanding stock of Trophy Radiologie, a French manufacturer of dental and medical X-ray systems specializing in digital dental technology.

    ThermoLase has developed a laser-based system called SoftLight(R) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using the SoftLight system. ThermoLase began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial location (Spa Thira) in November 1995. ThermoLase opened a total of four spas during fiscal 1996, opened nine additional spas during fiscal 1997, and opened its fourteenth spa in October 1997. Rather than continuing to open additional Spa Thira locations, ThermoLase presently intends to concentrate its resources on attempting both to increase the capacity utilization of its existing spas and to expand its physicians' licensing program and international licensing arrangements, discussed below. In connection with its acquisition of The Greenhouse Spa in June 1998 (Note 6), ThermoLase is modifying its Dallas Spa Thira to become the first Greenhouse Day Spa, and is evaluating which of its other locations will be converted into Greenhouse Day Spas. As part of this evaluation, ThermoLase is considering whether any of its Spa Thira locations should be closed or sold. The Company's future results of operations would be affected by any restructuring costs which might result from such actions.

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

    ThermoLase has experienced a decrease in revenues from its hair-removal services, as discussed in the results of operations below. In response to this trend, in April 1998 ThermoLase significantly reduced the prices in its Spa Thira locations for its single- and multiple- treatment plans and similarly changed the pricing terms of its physicians' licensing program to reduce the per-procedure royalty paid by the physician-licensees, in an attempt to establish an optimum price point that will result in increased demand and higher revenues. In April 1998, as part of its effort to improve profitability, ThermoLase began to amend the existing agreements with its physician-licensees to include certain monthly minimum royalties, and intends to require such minimums with its new physician-licensees. As a result of these changes and other factors, including the addition of new physician-licensees in fiscal 1998, there has been a net reduction of 11% in the number of physician-licensees, compared to the number under agreement at the end of fiscal 1997, and two contracts with other licensees that accounted for approximately 4% of total hair-removal revenues in fiscal 1997 have been terminated. As of July 24, 1998, approximately 30% of the physician-licensees are within a pre-existing contractual time period that allows such licensees to continue using the SoftLight system without any minimum royalties. This time period ends in the fourth quarter of fiscal 1998, at which time some of these licensees may decline to accept the new terms, which may result in the termination or restructuring of the applicable licenses by ThermoLase. There can be no assurance that the strategies described above will be successful in improving ThermoLase's results of operations.

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

    In May 1998, ThermoLase received clearance from the FDA to market cosmetic skin-resurfacing services using the same laser as ThermoLase's hair-removal system. In this process, the laser's energy reacts with an activating lotion, creating heat and mechanical energy that remove the tough outer layer of dead skin. The treatment, known as the SoftLight Laser Peel, is being offered at all of ThermoLase's Spa Thira locations, as well as through physician-licensees.

    ThermoLase also manufactures and markets skin-care, bath, and body products through its Creative Beauty Innovations, Inc. (CBI) subsidiary, which also manufactures the lotion used in the SoftLight hair-removal process.

    The Company's Advanced Technology Research segment performs research primarily in the fields of communications, avionics, X-ray detection, signal processing, and lasers. The Company has developed its expertise in these core technologies in connection with government-sponsored research and development. The Advanced Technology Research segment includes the Company's Trex Communications subsidiary, which is developing a laser communications (lasercom) technology, designed to move very large amounts of data quickly via lasers without the need for wires or licensing from the Federal Communications Commission. In addition, Trex Communications' Computer Communications Specialists, Inc. (CCS) subsidiary designs and markets interactive information and voice-response systems, as well as call-automation systems, and its Electro-Magnetic Processes, Inc. (EMP) subsidiary, acquired in May 1998, designs, develops, and manufactures ground-based satellite communications systems and telemetry systems.

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

Results of Operations

Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997

      Total revenues increased 22% to $88.9 million in the third quarter of fiscal 1998 from $72.9 million in the third quarter of fiscal 1997. Medical Products segment revenues, excluding intersegment sales, increased 28% to $71.2 million in fiscal 1998 from $55.5 million in fiscal 1997. Revenues increased $10.1 million as a result of the acquisition of Trophy Radiologie in April 1998. Excluding the impact of revenues from acquisitions, Medical Products segment revenues increased 10% in fiscal 1998. Revenues increased due to higher demand for digital radiographic/ fluoroscopic systems manufactured by Continental, mammography systems and mammography system upgrade components manufactured by Lorad, and cardiac catheterization laboratories at XRE. These increases were offset in part by decreased revenues at Bennett as a result of lower demand for its general-purpose X-ray systems by international customers.

      Personal-care Products and Services segment revenues decreased to $8.9 million in the third quarter of fiscal 1998 from $12.9 million in the third quarter of fiscal 1997. ThermoLase earned revenues from hair-removal services and related activities of $3.7 million in fiscal 1998, compared with $7.0 million in fiscal 1997. The decrease in revenues resulted in part from reduced demand and price reductions at ThermoLase's Spa Thira locations in fiscal 1998 compared with fiscal 1997, offset in part by an increase in the number of U.S. spas to 14, compared with 12 spas open during fiscal 1997. Revenues from ThermoLase's physicians' licensing program decreased in fiscal 1998 compared with fiscal 1997, due to a reduction in per-procedure royalties partially as a result of a reduction in royalty rates and the termination of a significant licensing contract, described in the overview above, as well as a decrease in one-time fees due to a decline in the number of new physician-licensees. Revenues in fiscal 1998 also decreased as a result of the inclusion in fiscal 1997 of $1.1 million of minimum guaranteed payments recorded upon granting technology rights under ThermoLase's international licensing arrangements. The amount of minimum guaranteed payments recorded by ThermoLase vary depending on its ability to enter into additional international licensing arrangements, the availability of additional

Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997
(continued)

territories, and the terms of any such arrangements. Revenues from hair-removal services and related activities increased $0.2 million due to the acquisition of The Greenhouse Spa in June 1998. Revenues at CBI decreased to $5.2 million in fiscal 1998 from $5.9 million in fiscal 1997, primarily due to a shift by certain of its retail customers away from health- and beauty-aid sales.

    Advanced Technology Research segment revenues, excluding intersegment sales, increased to $8.8 million in the third quarter of fiscal 1998 from $4.5 million in the third quarter of fiscal 1997. Revenues increased $3.8 million due to the inclusion of product revenues from CCS, acquired in July 1997, and EMP, acquired in May 1998.

    The gross profit margin was 39% in the third quarter of fiscal 1998, compared with 37% in the third quarter of fiscal 1997. The Medical Products segment gross profit margin, excluding intersegment sales, increased to 43% in fiscal 1998 from 40% in fiscal 1997, primarily due to increased sales of higher-margin products at a majority of Trex Medical's operating units. To a lesser extent, the gross profit margin at Trex Medical increased due to margin improvements resulting from manufacturing efficiencies, primarily at Continental and Bennett. The Company's total gross profit margin also increased due to the inclusion of higher-margin revenues at CCS. The Personal-care Products and Services segment gross profit margin, excluding intersegment eliminations, was 5% in fiscal 1998, compared with 25% in fiscal 1997. ThermoLase's hair-removal business reported gross profit of negative $1.2 million in fiscal 1998, compared with gross profit of $1.4 million in fiscal 1997. Each period was impacted by the operations of the Spa Thira business, which has been operating below maximum capacity as ThermoLase seeks to develop its client base, expand its product lines, and refine its process and operating procedures, offset in part by the effect of physicians' licensing fees and, in fiscal 1997, minimum guaranteed payments relating to international licensing arrangements, which have a relatively high gross profit margin. In addition, fiscal 1997 was negatively impacted by pre-opening costs incurred in connection with new spa openings. Gross profit decreased in fiscal 1998 primarily due to the decrease in revenues, as well as increased fixed costs associated with operating more spas in fiscal 1998. During the remainder of fiscal 1998, the effect of operating each spa below maximum capacity, as ThermoLase seeks to develop its client base and expand its product lines, will continue to have a negative impact on its gross profit margin. ThermoLase believes that improvements in the efficacy and duration of the SoftLight process, and increasing spa utilization by broadening the array of spa-related services and products offered, including the conversion of certain Spa Thiras into Greenhouse Day Spas, are critical elements in its ability to improve the profitability of its spas. The degree to which ThermoLase's recent changes in pricing structure are successful will also affect its gross profit margin. The gross profit margin at CBI was 31% in both periods.

Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997
(continued)

    Selling, general, and administrative expenses as a percentage of revenues was 26% in both periods. The favorable impact of the increase in the relative size of the Medical Products segment, which has lower expenses as a percentage of revenues, was offset by the effect of the acquisition of CCS, which has higher costs as a percentage of revenues. Within the Medical Products segment, the impact of a slight decline in selling, general, and administrative expenses as a percentage of revenues in Trex Medical's existing operations was offset by the impact of the acquisition of Trophy, which has higher costs as a percentage of revenues.

    Research and development expenses increased to $9.9 million in the third quarter of fiscal 1998 from $8.4 million in the third quarter of fiscal 1997, primarily due to increased spending at Trex Medical, offset in part by a decrease in spending at ThermoLase. Trex Medical's increase in spending reflects the inclusion of $0.9 million of expense at Trophy, as well as Trex Medical's continued efforts to develop and commercialize new products, including the full-field digital mammography system and direct-detection X-ray sensor, and enhancements of existing systems. ThermoLase's decrease in spending related primarily to a reduction in the number of outside testing facilities and consultants used, as well as a reduction in payroll costs (Note 7). ThermoLase continues to seek to improve the efficacy and duration of the SoftLight process as well as to develop its laser skin treatments and investigate other health and beauty applications for its proprietary laser technology, in addition to the skin resurfacing services discussed above. In addition, research and development expenses increased due to the inclusion of $0.7 million of expense at CCS, acquired July 1997.

    During the third quarter of fiscal 1998, ThermoLase recorded restructuring costs of $1.9 million related to certain actions including the relocation of its corporate office to its CBI subsidiary in Carrollton, Texas (Note 7).

    Interest income increased to $3.3 million in the third quarter of fiscal 1998 from $0.9 million in the third quarter of fiscal 1997, primarily due to interest income earned on the invested proceeds from the Company's November 1997 issuance of $124.5 million principal amount of 3 1/4% subordinated convertible debentures (Note 3), ThermoLase's August 1997 issuance of $115.0 million principal amount of 4 3/8% subordinated convertible debentures, and Trex Medical's February 1998 sale of 5,175,000 shares of its common stock for net proceeds of $66.9 million (Note 4). Interest expense increased to $2.4 million in fiscal 1998 from $11,000 in fiscal 1997, primarily due to the issuances of subordinated convertible debentures.

    Equity in losses of joint ventures in the accompanying statement of operations represents ThermoLase's proportionate share of losses from its international joint ventures.

Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997
(continued)

    Minority interest expense was $1.7 million in the third quarter of fiscal 1998, compared with minority interest income of $0.5 million in the third quarter of fiscal 1997, primarily due to the Company's inability to record minority interest income in ThermoLase's net loss, because the Company's minority interest liability related to ThermoLase has been reduced to zero. In addition, minority interest expense increased in fiscal 1998 due to an increase in Trex Medical's net income and its higher minority ownership percentage following its February 1998 stock offering.

    The effective tax rate exceeded the statutory federal income tax rate in both periods primarily due to the impact of state income taxes and certain nondeductible expenses, including amortization of cost in excess of net assets of acquired companies. In addition, the effective tax rate in fiscal 1998 reflects the establishment of a valuation allowance for the tax benefit associated with losses arising at ThermoLase during the quarter. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company believes that it is more likely than not that tax benefits that arose during the quarter will not be used by ThermoLase prior to their expiration.

      In May 1998, a complaint, styled as a class action, was filed in California Superior Court against ThermoLase alleging that certain advertisements and representations made by ThermoLase and/or its licensees relating to the ThermoLase SoftLight laser hair-removal process were misleading. ThermoLase believes that its representations and advertisements relating to the SoftLight process which may be implicated in the lawsuit are not misleading, and intends to vigorously defend itself against this lawsuit; however, given the inherent uncertainties of dispute resolution, no assurances can be given that an unfavorable outcome would not have a material adverse effect on the Company's results of operations.

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

    The Company is presently assessing the effect that the year 2000 issue may have on its previously sold products. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue as it relates to its previously sold products and products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997

    Total revenues increased 25% to $257.0 million in the first nine months of 1998 from $205.8 million in the first nine months of fiscal 1997. Medical Products segment revenues, excluding intersegment sales, increased 25% to $201.0 million in fiscal 1998 from $161.2 million in fiscal 1997. Revenues increased $11.8 million as a result of the acquisitions of Trophy in April 1998 and Digitec in October 1997. Excluding the impact of revenues from acquisitions, Medical Products segment revenues increased 17% in fiscal 1998, primarily due to increases at XRE and Lorad, due to the reasons discussed in the results of operations for the third quarter.

    Personal-care Products and Services segment revenues decreased to $30.5 million in the first nine months of fiscal 1998 from $33.2 million in the first nine months of fiscal 1997. ThermoLase earned revenues from hair-removal services and related activities of $13.6 million in fiscal 1998, compared with $14.7 million in fiscal 1997. The decrease in revenues resulted in part from a decrease in Spa Thira revenues due to the reasons described in the results of operations for the third quarter. In addition, revenues from the physicians' licensing program decreased as a result of a reduction in one-time fees, due to a decline in the number of new physician-licensees, and a reduction in per-procedure royalties, due to the termination of a significant licensing contract, described in the overview above. Revenues from hair-removal services and related activities included $2.8 million in fiscal 1998 and $2.7 million in fiscal 1997 for minimum guaranteed payments recorded upon granting technology rights under ThermoLase's international licensing arrangements. Revenues from hair-removal services and related activities increased $0.2 million due to the acquisition of The Greenhouse Spa in June 1998. Revenues at CBI decreased to $16.9 million in fiscal 1998 from $18.5 million in fiscal 1997, due to the reasons described in the results of operations for the third quarter.

    Advanced Technology Research segment revenues, excluding intersegment sales, increased to $25.5 million in the first nine months of fiscal 1998 from $11.4 million in the first nine months of fiscal 1997. Revenues increased $11.0 million due to the inclusion of product revenues from CCS, acquired in July 1997, and EMP, acquired in May 1998. In addition, revenues increased due to expanded efforts on certain research and development contracts.

    The gross profit margin was 38% in the first nine months of fiscal 1998, compared with 35% in the first nine months of fiscal 1997. The Medical Products segment gross profit margin, excluding intersegment sales, increased to 42% in fiscal 1998 from 39% in fiscal 1997, primarily due to the reasons discussed in the results of operations for the third quarter. The Company's total gross profit margin also increased due to the inclusion of higher-margin revenues at CCS. The Personal-care Products and Services segment gross profit margin, excluding intersegment eliminations, was 10% in fiscal 1998, compared with 22% in fiscal 1997. ThermoLase's hair-removal business reported gross profit of negative $2.2 million in fiscal 1998, compared with gross profit of $1.2 million in fiscal 1997. Each period was impacted by the factors discussed in the

First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997 (continued)

results of operations for the third quarter. Gross profit decreased in fiscal 1998 primarily due to the decrease in revenues at ThermoLase's Spa Thira locations and in the physicians' licensing program, as well as increased fixed costs associated with operating more spas in fiscal 1998. The gross profit margin at CBI decreased slightly to 31% in fiscal 1998 from 32% in fiscal 1997, primarily due to a decrease in revenues.

    Selling, general, and administrative expenses as a percentage of revenues was 25% in both periods, primarily due to the reasons discussed in the results of operations for the third quarter.

    Research and development expenses increased to $28.8 million in 1998 from $23.5 million in 1997, primarily due to the reasons described in the results of operations for the third quarter, including the impact of $2.8 million of expense due to the acquisitions of CCS and Trophy.

    During the third quarter of fiscal 1998, ThermoLase recorded restructuring costs of $1.9 million, as discussed in the results of operations for the third quarter (Note 7).

    Interest income increased to $10.2 million in the first nine months of 1998 from $3.3 million in the first nine months of 1997, primarily due to interest income earned on the invested proceeds from the Company's November 1997 issuance of $124.5 million principal amount of 3 1/4% subordinated convertible debentures (Note 3) and ThermoLase's August 1997 issuance of $115.0 million principal amount of 4 3/8% subordinated convertible debentures. Interest expense increased to $7.2 million in 1998 from $0.1 million in 1997, primarily due to the issuances of subordinated convertible debentures.

      The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by Trex Medical, the Company recorded a gain on issuance of stock by subsidiary of $23.8 million in the first nine months of fiscal 1998 (Note 4). The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. In addition, in October 1995, the Financial Accounting Standards Board (FASB) issued an exposure draft of a Proposed Statement of Financial Accounting Standards, "Consolidated Financial Statements: Policy and Procedures" (the Proposed Statement). The Proposed Statement would establish new rules for how consolidated financial statements should be prepared. If the Proposed Statement is adopted, there would be significant changes in the way the Company records certain transactions of its controlled subsidiaries. Among those changes, any sale of the stock of a subsidiary that does not result in a loss of control would be accounted for as a transaction in the equity of the consolidated entity with no gain or loss being recorded. The FASB

First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997 (continued)

continues to deliberate on this issue and the timing and contents of any final statement are uncertain. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

    Equity in losses of joint ventures in the accompanying statement of operations represents ThermoLase's proportionate share of losses from its international joint ventures.

    Minority interest expense was $3.9 million in the first nine months of fiscal 1998, compared with minority interest income of $1.2 million in the first nine months of fiscal 1997, primarily due to the reasons described in the results of operations for the third quarter.

    The effective tax rate differed from the statutory federal income tax rate in the first nine months of fiscal 1998 primarily due to a nontaxable gain on the issuance of stock by subsidiary, offset in part by the impact of state income taxes and certain nondeductible expenses, including amortization of cost in excess of net assets of acquired companies. In addition, the effective tax rate for the first nine months of fiscal 1998 reflects the establishment of a valuation allowance for the tax benefit associated with losses arising at ThermoLase after the first quarter of fiscal 1998. The Company believes that it is more likely than not that such tax benefits will not be used by ThermoLase prior to their expiration.

Liquidity and Capital Resources

    Consolidated working capital was $294.4 million at July 4, 1998, compared with $202.3 million at September 27, 1997. Included in working capital are cash, cash equivalents, and available-for-sale investments of $207.8 million at July 4, 1998, compared with $153.2 million at September 27, 1997. Of the $207.8 million balance at July 4, 1998, $115.5 million was held by the Company's majority-owned subsidiaries, and the remainder was held by the Company and its wholly owned subsidiary.

    Net cash used in operating activities during the first nine months of fiscal 1998 was $29.8 million. An increase in accounts receivable, primarily at Trex Medical, used $17.7 million of cash. The increase in accounts receivable at Trex Medical was primarily due to increased sales and, to a lesser extent, slower customer payment patterns as a result of increased export and direct sales at a majority of its operations, extended payment terms for a significant customer, and a shift from OEM sales to direct and dealer sales at XRE. The Company used $7.9 million of cash during the period to fund an increase in inventories, primarily to support an increase in sales at Trex Medical. The Company used $12.7 million during the period to reduce accounts payable and other current liabilities, related in part to payments made by Trex Medical for federal and state income tax obligations.

    Excluding available-for-sale investments activity, the Company's primary investing activities during the first nine months of fiscal 1998 included acquisitions and capital expenditures. The Company expended $44.5 million, net of cash acquired, for acquisitions (Note 6) and $7.5 million for property, plant, and equipment.

    In connection with certain of ThermoLase's joint venture arrangements, ThermoLase provided funding of $2.3 million, including a note receivable issued for $1.7 million (Note 2), during the first nine months of fiscal 1998. ThermoLase has agreed to provide additional funding of up to approximately $4.4 million under these joint venture arrangements.

    In connection with the acquisition of The Greenhouse Spa (Note 6), in July 1998 the Company loaned $3.0 million to a corporation controlled by the president of ThermoLase's spa division and former owner of The Greenhouse Spa. Of the total principal amount, $1.5 million is due on July 7, 2001, and $1.5 million is due on July 7, 2002. The note bears interest, payable quarterly at the Applicable Federal Rate, as defined in the regulations to the Internal Revenue Code of 1986, as amended. The note is secured by 806,800 shares of ThermoLase common stock, which had a value of $5.7 million on July 4, 1998.

    Trex Communications has signed a nonbinding letter of intent to acquire a company for approximately $18.0 million in cash and Trex Communications common stock valued at approximately $5.0 million. The proposed acquisition is subject to certain conditions, including completion of due diligence and negotiation of definitive agreements, as well as approval by the Company's board of directors and the stockholders of the potential acquiree. The final terms of this acquisition have not been determined, and there can be no assurance that it will be completed.

    The Company's financing activities provided $139.5 million of cash during the first nine months of fiscal 1998. In November 1997, the Company sold at par value $124.5 million principal amount of 3 1/4% subordinated convertible debentures due 2007 for net proceeds of $121.8 million (Note 3). The Company used a portion of such proceeds to repay in January 1998 an $11.0 million note payable to Thermo Electron Corporation. In February 1998, the Company's Trex Medical subsidiary sold 5,175,000 shares of its common stock in a public offering at $13.75 per share, for net proceeds of $66.9 million.

    In November 1997 and August 1998, the Company's Board of Directors authorized the repurchase by the Company of up to $30.0 million of its securities, through August 1999, in the open market or in negotiated transactions. During the first nine months of fiscal 1998, the Company repurchased 878,652 shares of its common stock for $20.0 million. In March 1998, the Company's board of directors authorized the repurchase by the Company of up to 2,000,000 shares of ThermoLase common stock in the open market or through negotiated transactions. During the first nine months of fiscal 1998, the Company purchased 2,000,000 shares of ThermoLase common stock for $10.0 million. During the first nine months of fiscal 1998, ThermoLase repurchased 643,000 shares of its common stock for $8.8 million.

    ThermoLase's capital expenditures during the remainder of fiscal 1998 will primarily be affected by the number of physicians and other domestic and international licensees engaged in its licensing programs and the extent to which existing Spa Thira locations are converted to Greenhouse Day Spas. Depending on the extent of renovations necessary, the cost of converting each spa is expected to be approximately $50,000 to $150,000. In addition, ThermoLase plans to expend approximately $1.0 million to renovate The Greenhouse Spa. In addition to expenditures by ThermoLase, the Company plans to make capital additions of approximately $1.8 million for its other businesses during the remainder of fiscal 1998. The Company expects that it will finance growth at its majority-owned and wholly owned subsidiaries through a combination of internal funds and/or short-term borrowings from Thermo Electron, although it has no agreement to ensure that funds will be available from Thermo Electron on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    On April 7, 1998, Fischer Imaging Corporation commenced a lawsuit in the United States District Court, District of Colorado, against Trex Medical, alleging that its manufacture of breast-imaging equipment and breast-biopsy systems incorporating a digital imaging system, including Lorad's prone breast-biopsy system, infringe a Fischer patent entitled Motorized Mammographic Biopsy Apparatus, which issued April 7, 1998. This lawsuit is the second patent lawsuit filed by Fischer against the Company with respect to the breast-biopsy system and requests a permanent injunction, treble damages, attorneys' fees, and expenses. These two lawsuits have been consolidated into a single lawsuit.

Item 5 - Other Information

    Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after December 8, 1998. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by December 8, 1998, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of August 1998.

                                       THERMOTREX CORPORATION



                                       Paul F. Kelleher
                                       ---------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       John N. Hatsopoulos
                                       ---------------------------
                                       John N. Hatsopoulos
                                       Chief Financial Officer and
                                         Senior Vice President

                             THERMOTREX CORPORATION

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibits
-------------------------------------------------------------------------------
 10.1          Promissory Note of SMK Group LLC, dated July 7, 1998, payable to the order of the Company.

 10.2 Pledge and Security Agreement, dated July 7, 1998, by and between SMK Group LLC and the Company.

 27            Financial Data Schedule.