Form 10-K
period 1998-10-03
THERMOTREX CORP
filed 1998-12-24
CIK 875316

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
            ----------------------------------------------------

                                 FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended October 3, 1998

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

                       Commission file number 1-10791

                           THERMOTREX CORPORATION
           (Exact name of Registrant as specified in its charter)

Delaware                                                         52-1711436
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

10455 Pacific Center Court
San Diego, California                                            92121-4339
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code: (781) 622-1000

        Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                 Name of exchange on which registered
  ------------------------------          ------------------------------------
  Common Stock, $.01 par value                    American Stock Exchange
3 1/4% Subordinated Convertible
      Debentures due 2007                         American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 30, 1998, was approximately $91,824,000.

As of October 30, 1998, the Registrant had 18,661,346 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 3, 1998, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 11, 1999, are incorporated by reference into
Part III.

                                   PART I

Introduction

    You may notice some changes in this year's Form 10-K, compared to past years. The Securities and Exchange Commission is encouraging companies to write financial documents in plain English. We have re-written our entire Form 10-K in plain English. Our goal is to discuss our company in language that is more easily understood.

Item 1.    Business

(a) General Development of Business

    ThermoTrex Corporation, which we also refer to as "the company or the registrant," performs advanced technology research and development (R&D) in the areas of communications, avionics, X-ray detection, signal processing, and lasers. Government contracts are the primary source of funding for this work. In addition, ThermoTrex is the parent company of two publicly traded, majority-owned subsidiaries, Trex Medical Corporation and ThermoLase Corporation. ThermoTrex also has a third majority-owned subsidiary, Trex Communications Corporation, which is privately held.

Trex Medical

    Through our Trex Medical subsidiary, we design, manufacture, and market mammography equipment and minimally invasive digital breast-biopsy systems, general-purpose and specialized medical X-ray equipment, and dental X-ray systems. Trex Medical has grown through acquisition and now consists of five operating units. Its largest product line is mammography systems, which are used to screen for breast cancer. Other specialized medical X-ray systems include R/F (radiographic/fluoroscopic) units, which are used to diagnose gastrointestinal problems, and cardiac catheterization laboratories (cath labs), which are used during diagnostic and interventional cardiac procedures such as balloon angioplasty. Trex Medical entered the dental X-ray market in April 1998 when it acquired Trophy Radiologie, a French company that has the distinction of being the world's largest manufacturer of digital dental X-ray systems for $24.0 million in cash, the repayment of $8.7 million of net debt, and additional consideration, not to exceed approximately $8.0 million. Trophy also manufactures conventional dental X-ray systems as well as medical X-ray equipment. Trophy's medical X-ray equipment is not sold in the U.S. because they have not been cleared by the FDA for sale in this country.

ThermoLase

    Through our ThermoLase subsidiary, we have developed two laser-based products, the SoftLight(R) system for the removal of unwanted hair, and the SoftLight Laser Peel for skin resurfacing. The latter is a new service. In May 1998, the U.S. Food and Drug Administration (FDA) cleared ThermoLase's SoftLight laser for skin resurfacing, and we are marketing this service as the Laser Peel. These services are marketed in spas operated by ThermoLase in the U.S. through physician licensees and in other countries, through joint ventures and licensing arrangements. ThermoLase also manufactures and markets skin-care and bath and body products and markets dietary supplements.
    At ThermoLase, revenues from hair-removal services decreased in fiscal 1998* from fiscal 1997. Consequently, we reassessed our overall strategy, including our pricing strategy. We have taken steps to restructure ThermoLase and reposition its offerings in ways we believe will help improve profitability. An important part of this strategy was to acquire the management expertise we needed to diversify the products and services offered at the spas. In June 1998, ThermoLase acquired The Greenhouse Spa, Inc. for 1,000,000 shares of ThermoLase common stock and the repayment of $4.2 million in Greenhouse debt. The Greenhouse Spa operates a luxury destination spa in Arlington, Texas, well-known for its innovative spa programs and services. Our goal is to apply the Greenhouse name to our network of spas and provide traditional day spa, hair-removal, and skin-resurfacing services. To this end, ThermoLase
--------------------
* References to fiscal 1998, 1997, and 1996 in this document are for the years ended October 3, 1998, September 27, 1997, and September 26, 1996, respectively.

evaluated all 14 of its domestic Spa Thira locations to determine which could be converted into full-service, luxury day spas and, in September 1998, decided to close three domestic spas. ThermoLase is transforming the existing spa lobbies to include retail space, where ThermoLase will feature Greenhouse products designed by its Creative Beauty Innovations, Inc. (CBI) subsidiary, in addition to CBI's own line and other beauty products. ThermoLase plans to offer a full menu of Greenhouse beauty services and restorative body treatments, along with its laser hair-removal and skin-resurfacing technologies. ThermoLase expects that product and gift certificate sales will be critical in its efforts to improve the profitability of the spas.

      In addition, in response to the decrease in revenues and in an attempt to establish price points and other conditions designed to increase demand and revenues, ThermoLase significantly reduced treatment prices at its Spa Thira locations and has begun modifying the terms and conditions of its physician-licensing program. Under the modified licenses, per-procedure royalties are reduced or eliminated and a minimum royalty and/or flat periodic fee requirement has been introduced. In addition, ThermoLase began offering licensees the opportunity to purchase or lease SoftLight lasers instead of paying ongoing royalties or periodic fees.

    ThermoLase also faced a number of challenges internationally. For example, in 1996, ThermoLase established a joint venture to commercialize the SoftLight laser hair-removal process in Japan and since that time has been seeking the approval of the Japanese Ministry of Health to commercialize the SoftLight process in that country. We have submitted information requested by the Japanese Ministry of Health, including the results of clinical trials performed in Japan, and ThermoLase continues to await a decision by the Japanese Ministry of Health.

Government-sponsored R&D

    Government-sponsored contract revenues increased 27% in fiscal 1998. In May, ThermoTrex received the largest government contract in its history. The U.S. Air Force awarded ThermoTrex a 30-month, $28.0 million contract to develop an unconventional imaging system to observe satellites in geosynchronous orbit
(GEO), about 22,000 miles above the earth. The Air Force has an option to increase the funding by $22.0 million, for a total of $50.0 million over a four-year period. Through another new government contract, ThermoTrex is developing lightweight digital image sensors that consume a minimum of power. This three-year $15.0 million contract is funded by the Ballistic Missile Defense Organization. To fulfill the contract, we will apply patented technology developed over the last several years through R&D related to developing a full-field digital mammography system. Military applications include improved night-vision systems, but these sensors also show promise for commercial applications, such as high-definition TV. We continue to follow our strategy of performing government R&D that we believe has the potential to spawn commercial products.

    We created our Trex Communications subsidiary in fiscal 1997. Since then, Trex Communications has acquired three companies. Through Computer Communications Specialists, acquired in July 1997, we design and market interactive information and voice-response systems. Through Electro-Magnetic Processes, Inc. (EMP), acquired in May 1998, and LNR Communications, Inc., acquired in November 1998, we manufacture and market ground-based satellite communications systems and related components.

Stock Ownership

    On October 3, 1998, our parent company, Thermo Electron Corporation, owned 11,494,908 shares of our common stock. This represented 62% of ThermoTrex's outstanding shares on that date. Thermo Electron Corporation is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser, and electronic information-management technologies.

    Thermo Electron intends to maintain at least 50% ownership of ThermoTrex for the foreseeable future. This may require Thermo Electron to purchase additional shares of ThermoTrex common stock from time to time if ThermoTrex sells additional shares of stock, which would result in a greater number of shares outstanding. These or any other purchases may be made either in the open market or directly from the company. During fiscal 1998, Thermo Electron purchased 1,383,000 shares of ThermoTrex common stock in the open market for a total price of $22.1 million. See Notes 5 and 8 to the Consolidated Financial Statements in our Fiscal 1998 Annual Report to Shareholders for a description of outstanding stock options and subordinated convertible debentures.

Forward-looking Statements

    We make forward-looking statements throughout this document. We typically use the words, "believe," "anticipate," "plan," "expect," "seek," "estimate," and similar expressions to identify forward-looking statements. Unless a passage describes an historical event, you should consider it to be a forward-looking statement. As you make decisions about your investments in ThermoTrex, we caution you, in keeping with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995, that forward-looking statements regarding the company's future expectations and projections are not guarantees of future performance. They involve risks, uncertainties, and assumptions, and many of the factors that will determine the company's future results are beyond our ability to control or predict. Therefore, our actual results may differ significantly from those suggested by forward-looking statements. You can find these risk factors detailed under the heading "Forward-looking Statements" in our Fiscal 1998 Annual Report to Shareholders, which is incorporated in this document by reference.

 (b)  Financial Information About Industry Segments

    ThermoTrex's business is divided into three industry segments: Medical Products manufactured by its Trex Medical subsidiary, Personal-care Products and Services provided by its ThermoLase subsidiary, and Advanced Technology Research, including research conducted and products distributed by its Trex Communications subsidiary. The Company's principal products produced and services in these three segments are described in detail below (see "Principal Products and Services").

    Financial information concerning ThermoTrex's industry segments is provided in Note 13 to Consolidated Financial Statements in our Fiscal 1998 Annual Report to Shareholders, which is incorporated in this document by reference.

(c) Description of Business

    (i) Principal Products and Services

Medical Products

    Trex Medical designs, manufactures, and markets medical and dental imaging systems and minimally invasive breast-biopsy systems. The company consists of five operating units: Lorad, Bennett, XRE, Continental, and Trophy.

    Trex Medical sells its products through a worldwide network of more than 100 independent dealers and, to a lesser extent, on a direct basis. In addition to manufacturing and marketing its own systems, Trex Medical manufactures systems and components as an original equipment manufacturer (OEM) for other medical equipment companies such as the GE Medical Systems Division of General Electric Company.

    Mammography Systems. Through its Lorad and Bennett subsidiaries, Trex Medical designs, manufactures, and markets mammography systems. Trex Medical offers two high-end systems, two mid-tier systems, and two mobile mammography systems.

    Trex Medical has developed a full-field digital mammography system, which we believe may provide better images than conventional mammography, particularly of dense breast tissue, often found in younger women. This system is called the TDMS(TM) Trex Digital Mammography System, and a 510(k) application seeking clearance to market this system was submitted to the FDA in December 1997. In December 1998, Trex Medical received a letter from the FDA notifying it that based on the data provided, the FDA was unable to determine substantial equivalence with analog, or "film screen," mammography. As a result, the FDA considers the Company's 510(k) application seeking clearance to market a full-field digital mammography system to be withdrawn. In its letter, the FDA outlines additional data analysis that will be required for clearance. Trex Medical intends to work closely with the FDA to provide the information requested and plans to meet with the FDA in early 1999 in an effort to move the review process forward. Trex Medical's high-end conventional mammography systems are designed to be upgraded to incorporate this digital technology, if it becomes available. In October 1998, the TDMS received the CE Marking, which indicates this system meets the safety requirements for marketing in all European Union countries.

    Trex Medical believes that demand in the market for mammography systems is driven primarily by technological innovation that results in better image quality. Although growth of the installed base has slowed, demand for new systems continues as older models are replaced with those offering technological innovations. In addition, the company believes that the market outside the U.S. will grow as more countries adopt mammography quality standards similar to those adopted in the U.S.

    Minimally Invasive Breast-biopsy Systems. Through its Lorad and Bennett subsidiaries, Trex Medical offers three minimally invasive breast-biopsy systems. These systems provide an alternative to open surgical biopsy, which is generally performed under general anesthesia. Minimally invasive biopsies are typically done on an out-patient basis under local anesthesia and are less expensive than open surgery.

    Trex Medical offers two upright systems, which are used in conjunction with its mammography systems. For physicians that perform a significant number of biopsies, Trex Medical sells a dedicated, prone biopsy system called the Trex Universal Breast Biopsy System (formerly called the StereoGuide(R)). This system includes a digital "spot" mammography system that enables the doctor to position the sampling device at the site of the suspicious lesion. When performing a biopsy with any Trex Medical system, the doctor has a choice of tissue-sampling devices, which are not manufactured by the company.

    Under an agreement with United States Surgical Corporation (U.S. Surgical), Trex Medical distributed the USS-Trex and the USS-Trex Universal breast-biopsy systems. Lorad served as the OEM, manufacturing all of the components (a digital guidance system and a specialized table), with the exception of the device that excises the tissue. (Formerly, U.S. Surgical marketed the modified system it bought from Lorad as the ABBI(TM) system.) During 1998, U.S. Surgical was acquired by Tyco International, Ltd. As a result of this acquisition, Trex Medical does not expect there will be any future sales to U.S. Surgical. See "Dependency on a Single Customer."

    Trex Medical's Trex Universal breast-biopsy system is the subject of two lawsuits alleging infringement of two Fischer Imaging Corporation patents. See "Item 3 - Legal Proceedings."

    General-purpose X-ray. Trex Medical addresses the general-purpose X-ray market primarily through its Bennett, Continental, and Trophy divisions. Bennett designs, manufactures, and markets basic X-ray systems generally used in medical outpatient facilities. Continental (and, to a lesser extent, Bennett) markets the more sophisticated and expensive X-ray systems typically used in hospitals and clinics. Trophy medical X-ray systems have not been cleared by the FDA for sale in the U.S. and are only sold outside the U.S. Bennett also manufactures and markets imaging systems designed specifically for chiropractors and veterinarians.

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

    Trex Medical believes digital imaging will have significant application in the general-purpose and specialized X-ray markets and is developing flat-panel digital technology for these applications. In general-purpose X-ray applications, Trex Medical believes digital imaging has the potential to produce better quality images and reduce operating costs by reducing the need for film, processing equipment, and chemicals. In addition, digital imaging will permit the electronic storage of images on magnetic or optical media, as well as the transmission of images to multiple locations. Furthermore, Trex Medical believes digital imaging could make the image intensifiers, which are large and expensive components in certain imaging systems, obsolete.

    Cardiac Catheterization, Angiography, and Electrophysiology. Through its XRE subsidiary, Trex Medical designs, manufactures, and markets cardiac cath labs and positioners for cardiovascular imaging systems. XRE's imaging equipment is used in cath labs where angiography (the examination of blood vessels using X-rays following the injection of a radiopaque contrast medium) is performed by an interventional cardiologist. XRE systems are designed to provide real-time images of peripheral blood vessels and of the heart and coronary arteries for physicians performing diagnostic and interventional procedures such as balloon angioplasty.

    Trex Medical believes vascular and cardiovascular surgeons will increasingly use balloon angioplasty and other less-invasive techniques to treat vascular diseases. These procedures are performed under the guidance of X-ray imaging such as that provided by Trex Medical's equipment.

    XRE's products include the Unicath SP(TM), its newest cardiovascular imaging system, with enhanced features such as Full Frame(TM) Zoom to further improve visualization of inverventional devices such as stents, which are implanted in a blood vessel to keep it open once it has been expanded by balloon angioplasty. To complement the Unicath SP, XRE offers a line of digital image-processing systems, workstations, and archive alternatives. In fiscal 1998, XRE introduced TREXnet(TM), a digital data-management system that integrates digital X-ray images, blood pressure and other physiological data, doctors' notes from the procedure, and patient demographic information into a single database.

    In addition, Trex Medical's Continental subsidiary designs, manufactures, and sells electrophysiology systems that are used in the diagnosis and treatment of cardiac arrhythmia, which is characterized by the sudden, erratic beating of the heart and can result in cardiac arrest.

    Radiographic/Fluoroscopic Systems. Through its Continental and Trophy subsidiaries, Trex Medical designs, manufactures, and markets radiographic/fluoroscopic (R/F) products. An R/F system is able to record dynamic events by capturing a series of images in a short period of time. For example, R/F systems are used for various gastrointestinal procedures to image in real-time the progress of a radiopaque ingested solution (typically barium) through the digestive tract.

    Continental offers a conventional R/F system and a digital R/F system, called the DigiSpot(TM) 2000. This high-speed digital imaging system records the image in an electronic format, permitting the electronic storage of images on magnetic or optical media, and the transmission of images to multiple locations with image quality comparable to film-based systems.

    Outside the U.S., Trophy sells an R/F system called the Evolution HV remote-control table. This product has not been cleared by the FDA for sale in the U.S. The system is remotely controlled, which means that the operator can stand some feet away, thereby significantly reducing the operator's X-ray exposure.

    Dental X-ray Systems. In April 1998, Trex Medical acquired Paris-based Trophy Radiologie, the world's largest manufacturer of digital dental X-ray systems. Through this subsidiary, Trex Medical designs, manufactures, and markets a variety of conventional and digital dental X-ray systems. In 1987, Trophy introduced the first digital X-ray system for dentists. The current-generation product line includes the RVG(TM) digital X-ray system, which uses 90 percent less radiation than conventional dental X-rays and eliminates the need for film and the chemicals required to develop it. The RVG can be upgraded to incorporate the latest software, such as the Logicon(TM) Caries Detector, which was approved by the FDA in October 1998. This software assists dentists in analyzing and diagnosing difficult-to-see lesions by graphically displaying changes in tooth density as well as lesion probability. Trophy has entered into a letter of intent to be the exclusive worldwide distributor of this software, which is designed to detect decay, or "caries," particularly between teeth. This distributor arrangement remains subject to the negotiation of a mutually acceptable definitive agreement.

    In addition, Trophy also offers an intra-oral camera used to help dentists communicate with their patients and a panoramic system, which allow the dentist to image the patient's entire jaw.

    Other Products. Trex Medical uses its technological and manufacturing expertise to produce a number of other products. Trex Medical 's LPX-160 portable imaging system, based on its medical imaging technology, is designed to produce high-resolution images of metals, composites, and plastics. Customers for this system have included the United States Air Force, several commercial airlines, and Canadian and American utilities.

Personal-care Products and Services

    Laser-based Hair Removal. The patented SoftLight system uses a low-energy, dermatology laser in combination with a specially developed lotion that directs and absorbs the laser's energy to impact hair follicles. Unlike electrolysis, the SoftLight system can impact numerous hair follicles at one time. As a result, we can treat large areas, such as the legs or back. The lasers, which are similar to those used for removing tattoos and birthmarks, are manufactured by Trex Medical. ThermoLase's CBI subsidiary manufactures the lotion.

    During a typical treatment, the SoftLight technician gently cleanses the area from which hair is to be removed, applies the lotion, which penetrates the hair duct, and then scans the area several times with the laser beam. The laser energy is absorbed by the lotion, causing the temperature of the lotion to increase to a level that impacts the hair follicles. The laser treatment most effectively impacts hair follicles in the active growing stage of development, and at any one time, a certain percentage of hair follicles are in the resting stage. Therefore, to obtain the maximum benefit, we recommend that clients return for multiple treatments. The number of follow-up sessions recommended and the time interval between treatment varies depending on the particular characteristics of the client and the anatomical site being treated.

    Cosmetic Skin Resurfacing. In May 1998, the FDA cleared ThermoLase's SoftLight laser for cosmetic skin-resurfacing. ThermoLase began marketing this process under the name SoftLight Laser Peel in September 1998. ThermoLase began development of the skin-resurfacing process after many of its hair-removal clients reported improvement in their skin's texture and appearance. The process uses the same laser as our hair-removal process, in combination with a different formulation of the activating lotion. The laser's energy passes through the skin's surface and reacts with the lotion, creating heat and mechanical energy that remove the tough outer layer of dead skin to reveal the younger skin beneath. The SoftLight Laser Peel is marketed through ThermoLase's spas and participating licensees.

    Traditional Spa Services. With the transformation of ThermoLase's spas into Greenhouse day spas, ThermoLase is introducing a wide range of traditional spa services, including a variety of facials and massage treatments, as well as manicures and pedicures, makeup application, and other beauty treatments.

    Beauty Products. ThermoLase's CBI subsidiary develops, manufactures, and packages most of its products, which include shampoos, lotions, shower creams, bath salts, and facial treatments. CBI also sells dietary supplements purchased from a third party under its own brand name. CBI does not manufacture packaging materials, such as containers and boxes, but contracts with third parties for these supplies. During fiscal 1998, CBI began to diversify from being primarily a private-label manufacturer to marketing products under its own brand names. CBI products are sold through dermatologists, plastic surgeons, and high-end salons, including those operated by ThermoLase. In addition, its products are sold through drug stores and large discount chains.

Advanced Technology Research

    ThermoTrex is currently focusing its advanced technology research efforts on the areas of communications, avionics, X-ray detection, signal processing, and lasers. We have developed our expertise in these core technologies in connection with government-sponsored research and development.

      Satellite Communications and Computer Telephony. Through its three operating units, our Trex Communications subsidiary serves the satellite communications industry and computer telephony industry. Through Computer Communications Specialists (CCS), acquired in July 1997, we design and market interactive information and voice-response systems, which are marketed through direct sales and value-added resellers. Through Electro-Magnetic Processes, Inc., now called EMP TrexCom, acquired in May 1998, and LNR Communications, Inc., now called LNR TrexCom, acquired in November 1998, we manufacture and market ground-based satellite communication systems and related components. EMP TrexCom manufactures ground stations that incorporate large satellite antennas, ranging in size from 3 to 10 meters. Government and commercial customers use these systems to uplink and downlink data. EMP TrexCom also develops and integrates telemetry systems used on military aircraft, enabling these planes to be tracked and tested. LNR, now called LNR TrexCom, markets ground stations that use smaller antennas and are designed for commercial and private use. LNR TrexCom also offers transportable systems that use collapsible antennas that can be quickly assembled for use in remote locations around the world. Both EMP TrexCom and LNR TrexCom market their products through direct sales and a network of distributors.

      Laser Communication System (lasercom). Trex Communications has developed and is in early-stage testing of its laser communication technology, which is designed to move very large amounts of data quickly via lasers without the need for wires or licensing from the Federal Communications Commission. R&D related to lasercom has been funded under approximately $19.0 million of government contracts since 1989; however, Trex Communications currently has no backlog of government-sponsored lasercom R&D. This reduction reflects our decision to move Trex Communications away from government funding and direct our focus toward the commercialization of products and services. By applying its laser communication technology, Trex Communications intends to commercialize products to meet the growing demand for high-speed digital telecommunications technology, including opportunities in ground-based networks, satellite-to-satellite crosslinks, and air-based systems.

    Passive Millimeter-wave Camera. We are developing a passive millimeter-wave camera (PMC), which is designed to enable the user to see objects hidden by fog and clouds and to see through certain opaque objects, such as building partitions. The PMC will be a totally passive device that emits no radiation and can produce real-time video images during the day or night without the clutter typical of radar.

    We believe the largest potential application of the PMC would be the incorporation of the device into airplanes for use during takeoffs, landings, and taxiing in adverse weather conditions. PMC acceptance is subject to certification by the Federal Aviation Administration (FAA). The U.S. Army has provided approximately $12.9 million in funding for PMC development over the last six years. In June 1998, through a modification to an existing contract, the U.S. Army Research Laboratory awarded an additional $2.5 million to continue development of the PMC.

    Under a two-year $700,000 grant from the National Institute of Justice, awarded in fiscal 1997, the Company plans to conduct a PMC technology demonstration and evaluation program in cooperation with local law enforcement agencies.

    Government-funded Projects. ThermoTrex is currently working on government-funded projects in several areas, including:

    (1)Surveillance of GEO satellites - In fiscal 1998, we received a 30-month, $28 million award (and an option for an additional $22 million) from the U.S. Air Force Research Laboratory, under which we will be the prime contractor on a project to develop GLINT, the GEO Light Imaging National Testbed. GLINT is being developed to observe satellites in geosynchronous orbit. In fiscal 1998, we received $7.5 million in funding under this contract.

    (2)Imaging - In fiscal 1998, the company received a three-year, $15 million contract from the Ballistic Missile Defense Organization (BMDO) to develop digital image sensors for military applications that include improved night-vision systems. In fiscal 1998, the company received $3 million in funding under this contract.

    (3)Surveillance of LEO satellites - Under a contract awarded in 1993 by the U.S. Air Force Research Laboratory (formerly the U.S. Air Force Phillips Laboratory), we are designing and building a system to produce high-resolution images of low-earth-orbit (LEO) satellites. Through fiscal 1998, we have received $11.8 million under this contract.

    (4)ROBS (rapid optical beam steering) laser radar system - We have developed and extensively tested the ROBS system over the last 11 years, supported by more than $29.8 million in government funding. In fiscal 1996, we received a three-year, $8.8 million contract from the U.S. Naval Air Warfare Center at China Lake, California, to continue development of this system. Through fiscal 1998, ThermoTrex received funding of $2.6 million under this contract. Also in fiscal 1996, we received a $5.9 million contract, with options for an additional $7.2 million, from the U.S. Army Missile Command to build a new version of ROBS, called TCATS. Through fiscal 1998, the Company received $5.8 million in funding under this contract.

    (ii)   New Products

    The Company's business includes the research and development of new products (see "Principal Products and Services").

    (iii)  Raw Materials

    The raw materials, components, and supplies we purchase are available from a number of different suppliers. If necessary, we believe that we could develop alternative sources without a material adverse effect on our results. To date, we have not experienced any difficulty in obtaining these materials.

    (iv)   Patents, Licenses, and Trademarks

    ThermoTrex protects its intellectual property through patents, trademarks, and trade secrets. In addition to relying on patents, we protect some of our technology as trade secrets, and we use trademarks in association with certain products. ThermoTrex also enters into licensing arrangements to acquire rights to technology.

    The technology underlying the SoftLight system, including all patents issued thereon, belongs to ThermoLase by virtue of a license agreement executed in February 1993 between ThermoLase and the inventor of the system, which grants ThermoLase an irrevocable, exclusive, worldwide, perpetual license to the technology in exchange for a $0.1 million commitment fee and a royalty equal to 0.25% of revenues generated from the sale or use of the SoftLight system through February 10, 2010.

    In addition, we have a patent application pending in the United States and have reserved our rights to file patent applications in PCT-member countries, related to a laser-based drug-delivery system using a concept similar to our laser-based hair-removal system.

    CBI relies primarily on trade secret protection for the proprietary formulations that form the basis of its products. CBI generally retains the proprietary rights to the formulations it develops, either for itself or for a specific customer.

    ThermoTrex's patented inventions include certain mammography and other X-ray equipment, lasers, telescopes, high-power diamond switches, laser-radar devices, microwave cameras, a laser-based hair-removal process, a Sonic CT system, a wind-shear detector, and methods of producing composites and ultrafine particles. Patent applications are pending on certain mammography equipment, a passive microwave camera, and a free-space laser communication system.

    Trex Medical is a defendant in two patent-infringement lawsuits and a lawsuit alleging it misappropriated certain other technology owned by a third party. See information under the heading "Intellectual Property Rights, Uncertainties, and Litigation" under the heading "Forward-looking Statements" in the Registrant's Fiscal 1998 Annual Report to Shareholders, which is incorporated in this document by reference and "Item 3 - Legal Proceedings."

    Several of our patents were the result of research programs funded by the U.S. government. With the exception of a prohibition on disclosure of classified technology, the government does not impose significant restrictions on our use of government-sponsored technology. The government retains a non-exclusive, royalty-free license to use technology developed under government contracts for government purposes, and could, in certain circumstances, transfer all commercial rights to technology to a third party if ThermoTrex does not pursue its development.

    (v)    Seasonal Influences

    There are no significant seasonal influences on our sales of products and services.

    (vi)   Working Capital Requirements

    There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

    (vii)  Dependency on a Single Customer

    Medical Products segment revenues from OEM sales of a modified design of Trex Medical's stereotactic prone breast-biopsy system to United States Surgical Corporation (U.S. Surgical) accounted for 14% of Medical Products segment revenues and 11% of ThermoTrex's total revenues in fiscal 1998. During 1998, U.S. Surgical was acquired by Tyco International, Ltd. As a result of this acquisition, the company does not expect that there will be any future sales to U.S. Surgical. No single customer accounted for more than 10% of the revenues of the Personal-care Products and Services segment in fiscal 1998. Almost all of the Advanced Technology Research segment revenues in fiscal 1998 were derived from government contracts. If certain of these contracts were cancelled or not fully funded, it would have a material adverse effect on this segment of our business.

    (viii) Backlog

    The backlog of firm orders for the Medical Products segment was $62.7 million as of October 3, 1998, compared with $49.3 million as of September 27, 1997. The backlog of firm orders for the Personal-care Products and Services segment, which consisted exclusively of orders for CBI's products, was $4.1 million as of October 3, 1998, compared with $2.8 million as of September 27, 1997. The backlog of firm orders for the Advanced Technology Research segment was $27.8 million as of October 3, 1998, compared with $15.0 million as of September 27, 1997. Substantially all government contract orders included in this backlog were funded at October 3, 1998. The Company does not believe that the increases in backlog is necessarily indicative of a trend. We anticipate that substantially all of our fiscal 1998 backlog will be shipped or completed during fiscal 1999.

    (ix)   Government Contracts

    Less than 10% of ThermoTrex's total revenues in fiscal 1998 were derived from contracts or subcontracts with the federal government, which are subject to renegotiation of profits or termination. There are no pending or, to our knowledge, threatened renegotiations or terminations that are material to ThermoTrex.

    (x)    Competition

Medical Products

    The healthcare industry in general, and the market for imaging products in particular, is highly competitive. Trex Medical competes with a number of companies, many of which have substantially greater financial, marketing, and other resources. The company's competitors include large companies such as GE, Philips N.V., the Siemens Corporation subsidiary of Siemens AG, Toshiba Inc., American Medical Systems, Inc., Toshiba, Inc., Shimadzu Corporation, and Picker International, Inc., which compete in most diagnostic imaging modalities, including X-ray imaging. Outside the U.S., in the dental-imaging field, the company's competitors include Planmeca OY, Sirona Dental Systems, and the Soredex division of Orion Corporation. In the U.S., in the dental-imaging field, the company's competitors include Schick Technologies, Inc., Dexis, the Gendex and New Image divisions of DENTSPLY International, Inc., Sygnus Imaging, and the Dent-X subsidiary of AFP Imaging Corporation. In addition, a significant portion of the company's sales are through OEM arrangements. The products sold through such OEM agreements compete with those offered by the company directly and through its independent dealers. Trex Medical's three minimally invasive breast-biopsy systems compete with products offered by GE, Fischer Imaging Corporation, and Philips, and with conventional surgical biopsy procedures. The company competes primarily on the basis of product features, product performance, and reputation as well as price and service. Trex Medical believes that competition is likely to increase as a result of healthcare cost-containment pressures and the development of alternative diagnostic and interventional technologies.

Personal-care Products and Services

    When ThermoLase first introduced its SoftLight laser hair-removal system, it was the only company to have FDA clearance and thus, electrologists were its principal competitors. Since then, a number of other companies have received FDA clearance for laser hair removal. We believe additional companies are working to develop similar technologies and products that may compete directly with the SoftLight hair-removal system. We believe that the SoftLight hair-removal system competes primarily on the basis of safety, effectiveness, and price. Because the proprietary SoftLight system reacts with the lotion, instead of the native structures of the skin, ThermoLase is able to use an energy level significantly lower than competing products.

    We expect that our principal competition for our skin-resurfacing treatment will be providers of carbon dioxide and erbium laser skin resurfacing, as well as chemical peels. We believe the SoftLight Laser Peel will compete primarily based on effectiveness, safety, comfort, and convenience.

    The professional skin-care, bath and body product, and dietary supplement markets are highly competitive and fragmented, with no single competitor dominating the market. Many small manufacturers, as well as divisions of larger companies, may have substantially greater financial, marketing, and research and development resources than ThermoLase. CBI competes primarily on the basis of quality and price.

Advanced Technology Research

      Trex Communications is engaged in segments of the telecommunications industry that are extremely competitive. Its EMP and LNR units serve the infrastructure segment of the global space industry by providing satellite ground stations and related components. They compete with a number of companies that have greater financial, technical, marketing, and other resources than Trex Communications. EMP's major competitors include Datron/Transco Inc. and the Communications and Tracking Systems division of Scientific Atlanta Inc. LNR's primary competitors include SSE Telecom, Inc., Advent Communications Limited, Wahlberg-Selin AB, Miteq, Inc., Comtech Telecommunications Corporation, and RSI Anghel Laboratories, a subsidiary of TBG Industries, Inc. EMP and LNR both compete primarily on the basis of product features, product performance, and price.

    Trex Communications' CCS subsidiary competes with a number of call-automation companies, primarily on the basis of product features, product performance, and reputation, as well as price and service. Its primary competitors include Periphonics Corporation, Edify Corporation, and Intervoice Inc. Many of CCS' competitors have greater financial, technical, marketing, and other resources.

    ThermoTrex competes for its research and development programs principally on the basis of technological innovations. As government funding becomes more scarce, particularly for defense projects, the competition for such funding will become more intense. In addition, as our programs move from the development stage to procurement of large-scale, electro-optical systems, competition is expected to develop and intensify. Many of our competitors for research and development funding and procurement have substantially greater resources.

    As ThermoTrex develops commercial products, it expects to encounter competition from various sources, including companies that will have substantially greater technical, marketing, and financial resources than us. We believe that our overall success will depend primarily on our ability to continue to make technological advances.

    (xi)   Research and Development

    During fiscal 1998, 1997, and 1996, ThermoTrex expended $39,826,000, $32,067,000, and $24,986,000, respectively, on internally sponsored research and development programs, and $16,223,000, $11,667,000, and $10,278,000, respectively, on research and development programs sponsored by others. Approximately 407 professional employees were engaged full-time in research and development activities at October 3, 1998.

    (xii)  Environmental Protection Regulations

    We believe that compliance with federal, state, and local environmental regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

    (xiii) Number of Employees

    As of October 3, 1998, ThermoTrex employed 2,230 people.

(d) Financial Information about Exports by Domestic Operations

    Financial information about exports by domestic operations is summarized in
Note 13 to Consolidated Financial Statements in the Registrant's Fiscal 1998 Annual Report to Shareholders, which is incorporated in this document by reference.


(e)   Executive Officers of the Registrant

        Name                         Age    Present Title (Fiscal Year First Became Executive Officer)
        ---------------------------- ------ -----------------------------------------------------------
        Gary S. Weinstein             41    Chief Executive Officer (1996)
        John N. Hatsopoulos*          64    Chief Financial Officer and Senior Vice President (1990)
        Dr. Kenneth Y. Tang           51    Senior Vice President (1990)
        Barry M. Lyons                40    Vice President, Finance (1998)
        Paul F. Kelleher              56    Chief Accounting Officer (1990)
      --------------------
      * John N. Hatsopoulos will retire as chief executive officer and senior vice president effective December 31, 1998. Theo Melas-Kyriazi has been appointed to succeed Mr. Hatsopoulos as chief financial officer.

    Each executive officer serves until his or her successor is chosen or appointed by the Board of Directors and qualified, or until earlier resignation, death, or removal. All executive officers, except Messrs. Weinstein and Lyons have held comparable positions for at least five years with ThermoTrex or Thermo Electron. Mr. Weinstein has been chief executive officer of ThermoTrex since February 1996. For at least five years prior to joining the company, Mr. Weinstein held various positions at Lehman Brothers, an investment banking firm, including heading its global syndicate and equity capital market group from March 1995 until joining the company. Mr. Lyons has been vice president of finance of ThermoTrex since April 1998. For at least five years prior to joining ThermoTrex, Mr. Lyons held various senior financial management positions at Merit Behavioral Care Corporation, a managed behavioral healthcare services company, including vice president of finance for its Continuum Behavioral Healthcare and Assured Health Systems subsidiaries. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote as much time to the affairs of the company as is reasonably required. Mr. Melas-Kyriazi joined Thermo Electron in 1986 as assistant treasurer, and became treasurer in 1988. He was named president and chief executive officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument Systems Inc., in 1994. In 1997, he became vice president of corporate strategy for Thermo Electron. Mr. Melas-Kyriazi will remain a full-time employee of Thermo Electron, and, when he succeeds Mr. Hatsopoulos as chief financial officer, will also devote such time to the affairs of the company as the company's needs reasonably require.

Item 2. Properties

    The location and general character of ThermoTrex's principal properties as of October 3, 1998, are as follows:

Medical Products

    Trex Medical owns two office and manufacturing facilities: a 62,500-square-foot facility in Danbury, Connecticut, and a 145,000-square-foot facility in Broadview, Illinois. The company leases a 120,000-square-foot office and manufacturing facility in Copiague, New York, under a lease expiring in 2005; a 156,000-square-foot office and manufacturing facility in Littleton, Massachusetts, under a lease expiring in 2012; a 60,000-square-foot office and manufacturing facility in Danbury, Connecticut, under a lease expiring in 2007; a 120,000-square-foot office, manufacturing and lab facility in Paris, France, under a lease expiring in 2002; and a 10,750-square-foot office and manufacturing facility in Saint Eitenne, France, under a lease expiring in 2007. It also leases facilities in Italy, Germany, Japan, Belgium, Spain, and the United Kingdom; and owns buildings in Turkey and Indonesia.

Personal-care Products and Services

    ThermoLase occupies approximately occupies 213,000 square feet of office and manufacturing space in Carrollton, Texas, under a lease expiring in 2004, through its CBI subsidiary. ThermoLase also leases approximately 77,000 square feet of retail space for its Spa Thira salons, under leases expiring from 2000 through 2013. In addition, they own a 60,000 square foot building in Arlington, Texas, which is used for the Greenhouse Spa operations. We believe that these facilities are in good condition and are suitable and adequate for its current operations.

Advanced Technology Research

    Trex Communications currently leases 90,000 square feet of office, engineering, and laboratory space in San Diego, California, under a lease expiring in 2006. ThermoTrex also leases 25,000 square feet of office and warehouse facilities in San Diego, California, under leases expiring in fiscal 1998. In addition, Trex Communications leases office, engineering, and manufacturing space of 42,000 square feet in Norcross, Georgia, under a lease expiring 2000. Trex Communications leases 30,000 square feet in Chatsworth, California, under a lease expiring in 1999. Trex Communications also leases 1,700 square feet of office space in Houston, Texas, expiring in 2001.

    ThermoTrex believes these facilities are in good condition and are suitable and adequate to meet our current needs.

Item 3. Legal Proceedings

    On April 2, 1992, Fischer Imaging Corporation filed a lawsuit in the United States District Court, District of Colorado, against Trex Medical's Lorad division, alleging that Lorad's prone breast-biopsy system infringes a Fischer patent on a precision mammographic needle-biopsy system. As of October 3, 1998, Trex Medical had recorded revenues of approximately $145.7 million from the sale of these systems; $34.4 million of the total was from sales that were recorded before October 16, 1995, which is the date that Lorad was transferred from ThermoTrex to Trex Medical. On April 7, 1998, Fischer filed a second lawsuit in the United States District Court, district of Colorado, against Trex Medical, alleging that its manufacture of breast-imaging equipment and breast-biopsy system infringes on a second Fischer patent, which was issued April 7, 1998. These two lawsuits have been consolidated into a single lawsuit

    Fischer is seeking a permanent injunction, treble damages, and attorneys' fees and expenses. If the company is unsuccessful in defending this lawsuit, it may be enjoined from manufacturing and selling its prone breast-biopsy system without a license from Fischer. If a license were required, there is no assurance that the company will be able to obtain one on commercially reasonable terms, or on any terms. In addition, the company may be subject to damages for past infringement. As of October 3, 1998, Trex Medical had accrued approximately $1.1 million for costs associated with this litigation.

    Trex Medical's Trophy subsidiary, is party to a lawsuit filed March 21, 1996, in the United States District Court for the Eastern District of New York against Schick Technologies, Inc. alleging infringement of a Trophy patent relating to dental X-ray apparatus. Schick has filed a counterclaim against Trophy alleging infringement of a Schick patent that also relates to dental X-ray apparatus. Each of the parties is seeking a declaration that the opposing party's patent is invalid, a permanent injunction, treble damages, and attorneys' fees and expenses.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

                                  PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1998 Annual Report to Shareholders, which is incorporated in this document by reference.

Item 6. Selected Financial Data

    The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1998 Annual Report to Shareholders, which is incorporated in this document by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1998 Annual Report to Shareholders, which is incorporated in this document by reference.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

    The information required under this item is included under the caption "Market Risk" in the Registrant's Fiscal 1998 Annual Report to Shareholders, which is incorporated in this document by reference.

Item 8. Financial Statements and Supplementary Data

    The Registrant's Consolidated Financial Statements and Supplementary Data are included in the Registrant's Fiscal 1998 Annual Report to Shareholders, which are incorporated in this document by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    Not applicable.

                                  PART III
Item 10. Directors and Executive Officers of the Registrant

    The information concerning directors required under this item is incorporated in this document by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

    The information required under this item is incorporated in this document by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required under this item is incorporated in this document by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

    The information required under this item is incorporated in this document by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                  PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a, d)   Financial Statements and Schedules

         (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

         (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

         (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

         List of Financial Statements and Schedules Referenced in this Item 14

         Information incorporated by reference from Exhibit 13 filed herewith:

           Consolidated Statement of Operations
           Consolidated Balance Sheet
           Consolidated Statement of Cash Flows
           Consolidated Statement of Shareholders' Investment
           Notes to Consolidated Financial Statements
           Report of Independent Public Accountants

         Financial Statement Schedules filed herewith:

           Schedule II:  Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

   (b)   Reports on Form 8-K

         On August 13, 1998, ThermoTrex filed a Current Report on Form 8-K dated August 12, 1998, with respect to a proposed corporate reorganization of Thermo Electron Corporation.

         On September 30, 1998, ThermoTrex filed a Current Report on Form 8-K dated September 29, 1998, with respect to restructuring and other charges recorded during the fourth quarter of fiscal 1998.

   (c)   Exhibits

         See Exhibit Index on the page immediately preceding exhibits.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date:  December 23, 1998           THERMOTREX CORPORATION

                                   By: /s/ Gary S. Weinstein
                                       Gary S. Weinstein
                                       Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 23, 1998.

Signature                          Title

By: /s/ Gary S. Weinstein          Chief Executive Officer,
    Gary S. Weinstein              Chairman of the Board, and Director


By: /s/ John N. Hatsopoulos        Chief Financial Officer, Senior
    John N. Hatsopoulos            Vice President, and Director


By: /s/ Paul F. Kelleher           Chief Accounting Officer
    Paul F. Kelleher

By: /s/ Morton Collins             Director
    Morton Collins

By: /s/ Peter O. Crisp             Director
    Peter O. Crisp

By: /s/ Paul F. Ferrari            Director
    Paul F. Ferrari

By: /s/ Dr. George N. Hatsopoulos  Director
    Dr. George N. Hatsopoulos

By: /s/ Robert C. Howard           Director
    Robert C. Howard

By: /s/ John T. Keiser             Director
    John T. Keiser

By: /s/ Nicholas T. Zervas         Director
    Nicholas T. Zervas

                  Report of Independent Public Accountants

To the Shareholders and Board of Directors of ThermoTrex Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoTrex Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 21, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 17 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                              Arthur Andersen LLP



Boston, Massachusetts
December 21, 1998


SCHEDULE II

                           THERMOTREX CORPORATION

                     Valuation and Qualifying Accounts
                               (In thousands)




Description                                  Balance at     Provision    Accounts    Other (a)      Balance
                                              Beginning       Charged     Written                    at End
                                                     of            to         Off                   of Year
                                                   Year       Expense
------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts

Year Ended October 3, 1998                     $  1,969       $   970     $  (766)    $  1,498     $  3,671

Year Ended September 27, 1997                  $  1,586       $   279     $  (164)    $    268     $  1,969

Year Ended September 28, 1996                  $  1,141       $   336     $  (163)    $    272     $  1,586

(a) Includes allowances of businesses acquired during the year as described in
    Note 3 to Consolidated Financial Statements in the Registrant's Fiscal 1998
    Annual Report to Shareholders and the effect of currency translation.


Description                                  Balance at   Established   Activity     Other (c)      Balance
                                              Beginning       as Cost                                at End
                                                     of            of    Charged                    of Year
                                                   Year  Acquisitions         to
                                                                         Reserve
------------------------------------------- ------------ ------------- ----------- ------------ ------------

Accrued Acquisition Expenses (b)

Year Ended October 3, 1998                     $  2,506       $ 2,435     $(1,853)     $   174     $  3,262

Year Ended September 27, 1997                  $  3,317       $     -     $  (811)     $     -     $  2,506

Year Ended September 28, 1996                  $  3,452       $ 1,159     $(1,294)     $     -     $  3,317
--------------------
(b) The nature of activity in this account is described in Note 3 to consolidated Financial Statements in the Registrant's Fiscal 1998 Annual
    Report to Shareholders.
(c) Includes the effect of foreign currency translation.

Description                                 Balance at  Restructuring      Assets                   Balance
                                             Beginning          Costs     Written    Cash Payment    at End
                                                    of       Incurred         Off                   of Year
                                                  Year
------------------------------------------- ----------- ------------- ------------ ------------ ------------

Accrued Restructuring Costs (d)

Year Ended October 3, 1998                      $    -       $10,155      $(4,193)     $  (809)    $  5,153

--------------------
(d) The nature of activity in this account is described in Note 13 to
    Consolidated Financial Statements in the Registrants Fiscal 1998 Annual
    Report to Shareholders.

                                EXHIBIT INDEX
                                      1
                               EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

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

4.1 Indenturedated as of October 28, 1997, by and among the Registrant, Thermo Electron Corporation, and Bankers Trust Company, as Trustee, relating to $124.5 principal amount of the Registrant's 3 1/4% Subordinated Convertible Debentures due 2007 (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 28, 1997, and filed with the Securities and Exchange Commission on October 29, 1997, and incorporated herein by reference).

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

4.3 First Supplemental Indenture dated as of February 6, 1998, by and among the Registrant, Thermo Electron Corporation, and Bankers' Trust Company, as Trustee (filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 4, 1998 [File No. 1-10791] and incorporated herein by reference).

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

Exhibit
Number     Description of Exhibit
-------------------------------------------------------------------------------
 10.6 Stock Option Agreement granted to Hal Kirshner dated November 16, 1992 (filed as Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-10791] and incorporated herein by reference).

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

 10.9 Master Repurchase Agreement dated as of January 1, 1994, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, and incorporated herein by reference).

 10.10 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of January 1, 1994, among the Registrant, ThermoLase Corporation, and Thermo Electron Corporation (filed as
           Exhibit 10.6 to ThermoLase's Registration Statement on Form S-1 [Reg. No. 33-78052] and incorporated herein by reference).

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

Exhibit
Number     Description of Exhibit
----------------------------------------------------------------------------

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

           In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron for services rendered to the Registrant. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

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

Exhibit
Number     Description of Exhibit
----------------------------------------------------------------------------

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

Exhibit
Number     Description of Exhibit
----------------------------------------------------------------------------

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

10.38 Amended and Restated Stock Holding Assistance Plan and Form of Promissory Note (filed as Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 and incorporated herein by reference).

10.39      Deferred Compensation Plan for Directors of the Registrant (filed as
           Exhibit 10(j) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference).

10.40 Amended and Restated Guarantee and Loan Agreement dated December 12, 1997, between the Company and Thermo Electron Corporation (filed as
           Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998).

10.41 Amended and Restated Guarantee and Loan Agreement dated December 12, 1997, between ThermoLase Corporation and Thermo Electron Corporation (incorporated by reference from Exhibit 10.2 to ThermoLase Corporation's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-13104] filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998).

10.42 Amended and Restated Guarantee and Loan Agreement dated December 12, 1997, between Trex Medical Corporation and Thermo Electron Corporation (incorporated by reference from Exhibit 10.1 to Trex Medical Corporation's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-11827] filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998).

10.43 Promissory Note of SMK Group LLC, dated July 7, 1998, payable to the order of the Company (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

10.44 Pledge and Security Agreement, dated July 7, 1998, by and between SMK Group LLC and the Company (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

13 Annual Report to Shareholders for the fiscal year ended October 3, 1998 (only those portions incorporated herein by reference).

21         Subsidiaries of the Registrant.

23         Consent of Arthur Andersen LLP.

27         Financial Data Schedule.

99.1       Form of ThermoLase Corporation Unit Certificate (filed as
           Exhibit 4.1 to ThermoLase's Registration Statement on Form S-4 [Reg. No. 333-19633] and incorporated herein by reference).