Form 10-K/A
period 1998-10-03
THERMOTREX CORP
filed 1999-01-29
CIK 875316

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
              ___________________________________________________

                        AMENDMENT NO. 1 ON FORM 10-K/A
                                 TO FORM 10-K

(mark one)

     X        Annual Report Pursuant to Section 13 or 15(d) of the Securities
 ---------
              Exchange Act of 1934


__________    Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

                        Commission file number 1-10791

                            THERMOTREX CORPORATION
           (Exact name of Registrant as specified in its character)

Massachusetts                                               52-1711436
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


10455 Pacific Center Court
San Diego, California                                       92121-4339
(Address of principal executive offices)                    (zip code)


      Registrant's telephone number, including area code:  (781) 622-1000

          Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of each exchange
Title of each class                                    on which registered
-------------------                                    -------------------
Common Stock, $.10 par value                           American Stock Exchange
3 1/4% Subordinated Convertible Debentures             American Stock Exchange
due 2007


          Securities registered pursuant to section 12(g) of the Act:
                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days.  Yes  X   No__
                                ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 3, 1998, was approximately $91,824,000.

As of October 3, 1998, the Registrant had 18,661,346 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 3, 1998 are incorporated by reference into Parts I and II.

Part III, Item 10.       Directors and Executive Officers of the Registrant.

Part III, Item 11.       Executive Compensation.

Part III, Item 12.       Security Ownership of Certain
                         Beneficial Owners and Management.

Part III, Item 13.       Certain Relationships and Transactions.

The information required under Items 10, 11, 12 & 13 of Part III, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on form 10-K/A to be signed by the undersigned, duly authorized.

                                         THERMOTREX CORPORATION

                                         By: /s/ Sandra L. Lambert
                                            -----------------------------

                                               Sandra L. Lambert
                                               Secretary

                                 ATTACHMENT A

                                   DIRECTORS

  Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporation, Thermo Electron Corporation ("Thermo Electron"), a provider of diversified products and services for the biomedical, instrument and environmental markets, is reported under the caption "Stock Ownership."

Morton Collins.......... Mr. Collins, 63, has been a director of the Corporation since
                         1991. Mr. Collins has been a general partner of DSV Partners
                         III, a venture capital limited partnership, since 1981 and a general partner of DSV Management, Ltd. since 1982. Since
                         1985, DSV Management, Ltd. has been a general partner of DSV
                         Partners IV, a venture capital limited partnership. Mr.
                         Collins is also a director of Kopin Corporation, The Liposome
                         Company and Thermedics Detection Inc.
Peter O. Crisp.......... Mr. Crisp, 66, has been a director of the Corporation since
                         1991. Mr. Crisp was a general partner of Venrock Associates, a venture capital investment firm, for over five years until his retirement in September 1997. Mr. Crisp is also a director of
                         American Superconductor Corporation, Evans & Sutherland
                         Computer Corporation, Thermedics Inc., Thermo Electron, Thermo
                         Power Corporation and United States Trust Corporation and
                         NovaCare Inc.
Paul F. Ferrari......... Mr. Ferrari, 68, has been a director of the Corporation since
                         1990. Since 1991 he has been a consultant to various companies including Thermo Electron and its subsidiaries. Mr. Ferrari was a vice president of Thermo Electron from 1988 until his retirement at the end of 1990; its secretary from 1981 to
                         1990; and its treasurer from 1967 to 1988. Mr. Ferrari is also a director of General Scanning Inc. and Thermedics Inc.
George N. Hatsopoulos... Dr. Hatsopoulos, 72, has been a director of the Corporation since 1988. Dr. Hatsopoulos has been the chairman of the board and chief executive officer of Thermo Electron since 1956 and its president from 1956 until January 1997. Dr. Hatsopoulos is also a director of Photoelectron Corporation, Thermedics Inc.,
                         Thermo Ecotek Corporation, Thermo Electron, Thermo Fibertek
                         Inc., Thermo Instrument Systems Inc., Thermo Optek Corporation
                         and ThermoQuest Corporation.
Robert C. Howard........ Mr. Howard, 68, has been a director of the Corporation since
                         1988 and was chairman of the board from 1988 to February 1996.
                         Mr. Howard was an executive vice president of Thermo Electron from 1986 until his retirement in January 1997. Mr. Howard currently serves as a consultant to Thermo Electron.
John T. Keiser.......... Mr. Keiser, 63, has been a director of the Corporation since
                         September 1998. He has been a vice president of Thermo
                         Electron since April 1997 and has been the chief operating officer, biomedical and advance technology, of Thermo Electron since September 1998. Mr. Keiser was promoted to the position of president of Thermedics Inc. in March 1998 and also named chief executive officer in December 1998 and was a senior vice president of Thermedics Inc. from 1994 until his promotion to president. He has also been the president of Thermo Electron's wholly owned biomedical group, a manufacturer of medical
                         equipment and instruments, since 1994. Mr. Keiser was
                         president of the Eberline Instrument, division of Thermo
                         Instrument Systems Inc., a majority-owned subsidiary of Thermo
                         Electron, from 1985 to July 1994. The Eberline Instrument
                         division manufactures radiation detection and counting
                         instrumentation and radiation monitoring systems. Mr. Keiser is a director of Metrika Systems Corporation, Thermedics Inc.,
                         Thermedics Detection Inc., Thermo Cardiosystems Inc.,
                         ThermoLase Corporation, Thermo Sentron Inc. and Trex Medical
                         Corporation.

Gary S. Weinstein....... Mr. Weinstein, 41, has been chairman of the board, chief executive officer and a director of the Corporation, as well as a vice president of Thermo Electron, since February 1996.
                         Mr. Weinstein was a managing director of Lehman Brothers Inc.
                         from 1992 until February 1996, serving from March 1995 until leaving the firm as managing director and head of global
                         syndicate and equity capital markets. Mr. Weinstein joined
                         Lehman Brothers in 1988 and served in various positions,
                         including head of equities in Europe, head of equity new
                         issues in North and South America and head of global
                         convertible securities. Mr. Weinstein is also a director of
                         ThermoLase Corporation and Trex Medical Corporation.
Nicholas T. Zervas...... Dr. Zervas, 69, has been a director of the Corporation since
                         1992. Dr. Zervas has been Chief of Neurological Service at
                         Massachusetts General Hospital since 1977. Dr. Zervas is also a director of Thermedics Inc., Thermo Cardiosystems Inc. and
                         ThermoLase Corporation.

Committees of the Board of Directors and Meetings

  The board of directors has established an audit committee and a human resources committee, each consisting solely of outside directors. The present members of the audit committee are Mr. Morton Collins (Chairman), Mr. Peter O. Crisp and Mr. Paul F. Ferrari. The audit committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the human resources committee are Dr. Nicholas T. Zervas (Chairman), Mr. Mortin Collins and Mr. Peter O. Crisp. The human resources committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the board of directors. The board of directors met eleven times, the audit committee met twice and the human resources committee met six times during fiscal 1998. Each director attended at least 75% of all meetings of the board of directors and committees on which he served held during fiscal 1998.

Compensation of Directors

  Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of outside directors' fees is made quarterly. Dr. G. Hatsopoulos and Mr. Weinstein are both employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings.

  Under the Deferred Compensation Plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the board of directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the acquisition, without the prior approval of the board of directors, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the board of directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo Electron to constitute a majority of the board of directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 22,500 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of November 28, 1998, deferred units equal to 7,188.48 shares of Common Stock were accumulated under the Deferred Compensation Plan.

DIRECTORS STOCK OPTION PLAN

  The Corporation's directors stock option plan (the "Directors Plan"), provides for the grant of stock options to purchase shares of the common stock of the Corporation and its majority-owned subsidiaries to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside Directors are automatically granted options to purchase 1,000 shares of Common Stock annually. In addition, the Directors Plan provides for the automatic grant every five years of options to purchase 1,500 shares of the common stock of a majority-owned subsidiary of the Corporation that is "spun out" to outside investors.

  Prior to January 1, 1996, the Directors Plan provided for the grant of stock options upon a director's initial appointment. Outside directors appointed before the amendment of the Plan received an option to purchase 21,600 shares of Common Stock upon their initial appointment or election. Options granted prior to 1996 are currently exercisable, subject to restrictions upon transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or another Thermo Electron company. Such repurchase rights lapse ratably over a five-year period, commencing with the first anniversary of the grant date. These options expire on the seventh anniversary of the grant date, unless the director dies or otherwise ceases to serve as a director of the Corporation or any other Thermo Electron company prior to that date. The grant of options upon a director's appointment was discontinued on December 31, 1995.

  Outside directors also receive an annual grant of options to purchase 1,000 shares of Common Stock at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options are subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a director of the Corporation or another Thermo Electron company prior to the first anniversary of the grant date.

  In addition, under the Directors Plan, outside directors are automatically granted options to purchase 1,500 shares of common stock of each majority-owned subsidiary that is "spun out" to outside investors. The grant occurs at the close of business on the date of the first Annual Meeting of the Stockholders next following the subsidiary's spinout, which is the first to occur of either an initial public offering of the subsidiary's common stock or a sale of such stock to third parties in an arms-length transaction. The options granted vest and become exercisable on the fourth anniversary of the date of grant, unless prior to such date the subsidiary's common stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended ("Section 12 Registration"). In the event that the effective date of Section 12 Registration occurs before the fourth anniversary of the grant date, the options will become exercisable 90 days after the effective date and the shares acquired upon exercise will be subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or another Thermo Electron company. In the event of Section 12 Registration, the restrictions and repurchase rights shall lapse or be deemed to lapse at the rate of 25% per year, starting with the first anniversary of the grant date. These options expire after five years. Under this provision of the Directors Plan, the outside directors were each granted options to purchase 1,500 shares of the common stock of Trex Communications Corporation on the date of the 1998 Annual Meeting of the Stockholders, as a consequence of the spinout of this subsidiary in September 1997.

  The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price paid per share by third parties in an arms-length transaction prior to the option grant. As of November 28, 1998, options to purchase 54,200 shares of Common Stock had been granted and were outstanding under the Directors Plan, no options had lapsed, options to purchase 66,450 shares of Common Stock had been exercised, and options to purchase 104,350 shares of Common Stock were reserved and available for grant.

Stock Ownership Policies for Directors

  During fiscal 1996, the human resources committee of the board of directors (the "Committee") established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors were requested to achieve this ownership level within three years of their appointment. All directors are in compliance with this policy. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in fiscal 1996, which is described in the Committee Report on Executive Compensation--Stock Ownership Policies.

  In addition, the Committee adopted a policy requiring directors to hold a certain number of shares of the Corporation's Common Stock acquired upon the exercise of stock options. Under this policy, directors are required to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers and is described in the Committee Report on Executive Compensation--Stock Ownership Policies.

                                STOCK OWNERSHIP

  The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron, and ThermoLase Corporation ("ThermoLase"), Trex Medical Corporation ("Trex Medical") and Trex Communications Corporation ("Trex Communications"), each a majority-owned subsidiary of the Corporation, as of November 28, 1998, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all directors and current executive officers as a group.

  While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock beneficially owned by Thermo Electron.

                           Thermo Trex   Thermo Electron                   Trex       Trex
          Name           Corporation (2) Corporation (3) ThermoLase (4) Medical (5) Comm. (6)
          ----           --------------- --------------- -------------- ----------- ---------
Thermo Electron
 Corporation (7)........   11,865,278             N/A           N/A           N/A       N/A
Morton Collins..........       27,622               0        13,504         2,164         0
Peter O. Crisp..........       39,632         102,652        22,508         4,500         0
Paul F. Ferrari.........       29,050          16,595        22,508         3,075     5,000
George N. Hatsopoulos...       44,889       3,564,256        31,125        41,188         0
Robert C. Howard........       42,543         158,303             0        43,174         0
John T. Keiser..........            0         292,508             0        20,000         0
Hal Kirshner (8)........       83,321          42,048        92,086       276,750         0
Barry M. Lyons..........       55,000           5,000        10,000        10,000         0
Kenneth Y. Tang.........       91,662          10,430       354,318        51,706    37,500
Gary S. Weinstein.......      110,000         210,612       198,044       315,000         0
Nicholas T. Zervas......       31,207               0        88,027         1,500     5,000
All directors and
 current executive
 officers as a group (13
 persons)...............      561,435       4,836,529       942,037       782,057    47,500

--------

(1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron, ThermoLase, Trex Medical and Trex Communications beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.
(2) Shares of the Common Stock beneficially owned by each director and executive officer and by all directors and executive officers as a group exclude 11,865,278 shares beneficially owned by Thermo Electron. Shares of the Common Stock beneficially owned by Mr. Collins, Mr. Crisp, Mr. Ferrari, Dr. G. Hatsopoulos, Mr. Howard, Mr. Kirshner, Mr. Lyons, Dr. Tang, Mr. Weinstein, Dr. Zervas and all directors and current executive officers as a group include 6,750, 7,600, 7,450, 30,000, 28,000, 73,000,
    55,000, 75,000, 100,000, 28,200 and 421,000 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by Mr. Collins, Mr. Crisp, Dr. Zervas and all directors and current executive officers as a group include 1,273, 2,908, 3,007 and 7,188 full shares, respectively, that had been allocated through November 28, 1998, to their respective accounts maintained under the Corporation's Deferred Compensation Plan for Directors. Shares beneficially owned by Dr. G. Hatsopoulos include 160 shares held by Dr. G. Hatsopoulos' spouse. Shares beneficially owned by Dr. Tang include 2,025 shares held by Dr. Tang's daughter. As of November 28, 1998, no director or executive officer beneficially owned more than 1.0% of the Common Stock outstanding as of November 28, 1998, all directors and current executive officers as a group beneficially owned 3.04% of the Common Stock outstanding as of such date.
(3) Shares of the common stock of Thermo Electron beneficially owned by Mr. Crisp, Dr. G. Hatsopoulos, Mr. Howard, Mr. Keiser, Mr. Kirshner, Mr. Lyons, Dr. Tang, Mr. Weinstein and all directors and current executive officers as a group include 9,125, 1,849,500, 14,287, 251,622, 39,550,
    5,000, 9,000, 210,275 and 2,761,131 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by Dr. G. Hatsopoulos and all directors and current executive officers as a group include 2,266 and 4,763 full shares, respectively, allocated to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets were, as of November 28, 1998, executive officers of Thermo Electron. Shares beneficially owned by Mr. Crisp and all directors and current executive officers as a group include 46,663 full shares, allocated through November 28, 1998, to Mr. Crisp's account maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Mr. Ferrari include 10,062 shares held in a trust for the benefit of Mr. Ferrari's spouse. Shares beneficially owned by Dr. G. Hatsopoulos include 158,351 shares held by Dr. G. Hatsopoulos' spouse, 408,644 shares held by a family trust of which Dr. G. Hatsopoulos' spouse is trustee, 500,000 shares held by a trust of which Dr. G. Hatsopoulos is the trustee; and 153 shares allocated to the account of Dr.
    G. Hatsopoulos' spouse maintained pursuant to Thermo Electron's employee stock ownership plan. Shares beneficially owned by Dr. G. Hatsopoulos also include 50,000 shares that a family trust, of which Dr. G. Hatsopoulos' spouse is the trustee, has the right to acquire within 60 days of November 28, 1998 through the exercise of stock options. As of November 28, 1998, no director or executive officer beneficially owned more than 1% of the outstanding Thermo Electron common stock, other than Dr. G. Hatsopoulos, who beneficially owned 2.22% of such common stock; all directors and current executive officers as a group beneficially owned approximately 3.02% of the Thermo Electron common stock outstanding as of November 28, 1998.
(4) Shares of the common stock of ThermoLase beneficially owned by Mr. Collins, Mr. Crisp, Mr. Ferrari, Dr. G. Hatsopoulos, Mr. Kirshner, Mr. Lyons, Dr. Tang, Mr. Weinstein, Dr. Zervas and all directors and current executive officers as a group include 13,504, 22,508, 22,508, 28,800, 66,400, 10,000, 304,000, 130,000, 67,068 and 768,188 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by Dr. Zervas and all directors and current executive officers as a group include 1,803 full shares, allocated through November 28, 1998, to Dr. Zervas's account maintained pursuant to ThermoLase's deferred compensation plan for directors. Shares beneficially owned by Dr.
    G. Hatsopoulos include 32 shares held by his spouse. Shares beneficially owned by Dr. Tang include 3,878 shares held by Dr. Tang's daughter. As of November 28, 1998, no director or executive officer beneficially owned more than 1% of the common stock outstanding of ThermoLase; all directors and current executive officers as a group beneficially owned approximately 2.39% of the ThermoLase common stock outstanding as of such date.
(5) Shares of the common stock of Trex Medical beneficially owned by Mr. Collins, Mr. Crisp, Mr. Ferrari, Dr. G. Hatsopoulos, Mr. Howard, Mr. Keiser, Mr. Kirshner, Mr. Lyons, Dr. Tang, Mr. Weinstein, Dr. Zervas and all directors and current executive officers as a group include 1,500, 1,500, 1,500, 40,000, 40,000, 20,000, 158,250, 10,000, 40,000, 300,000,
    1,500 and 624,250 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by Dr. G. Hatsopoulos include 16 shares held by his spouse. As of November 28, 1998, no director or executive officer beneficially owned more than 1% of the outstanding common stock of Trex Medical, all directors and current executive officers as a group beneficially owned 2.37% of such outstanding common stock as of such date.
(6) As of November 28, 1998, no director or executive officer owned more than 1% of the outstanding common stock of Trex Communications; all directors and current executive officers as a group beneficially owned less than 1% of the Trex Communications common stock outstanding of such date.
(7) Thermo Electron beneficially owned 62.34% of the Common Stock as of November 28, 1998. Shares beneficially owned by Thermo Electron include 370,370 shares issuable upon conversion of a 3 1/4% convertible debenture due in 2007. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of November 28, 1998, Thermo Electron had the power to elect all of the members of the Corporation's board of directors.
(8) As of November 28, 1998, Mr. Kirshner beneficially owned 11,678 redemption rights issued by ThermoLase. Each of these rights, issued as part of an exchange offer in April 1998, permits the holder to sell one share of ThermoLase common stock back to ThermoLase during the period of April 3, 2001 through April 30, 2001 at a price of $20.25 per share.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1997, except in the following instances.

  Mr. Collins filed two transactions late, consisting of the exempt acquisition of stock units to his account pursuant to the Corporation's deferred compensation plan for Directors. Mr. Ferrari filed a Form 4 late, reporting one sale of shares of Common Stock. Thermo Electron filed six Forms 4 late, reporting a total of 43 transactions, including 15 open market purchases of shares of Common Stock and 28 transactions associated with the grant, exercise and lapse of options to purchase Common Stock granted to employees under its stock option program.

                            EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer, and its four other most highly compensated executive officers as well as one other executive who would have been among the four most highly compensated executive officers except for the fact that he was not serving as an executive officer at fiscal year-end (the "named executive officers") for the last three full fiscal years. The Corporation has a fiscal year that is the 52- or 53- week period ending on the Saturday nearest September 30.

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

                          Summary Compensation Table

                                                        Long Term Compensation
                                Annual Compensation (1) Securities Underlying
        Name and         Fiscal ----------------------- Options (No. of Shares    All Other
   Principal Position     Year    Salary     Bonus (2)     and Company) (3)    Compensation (4)
   ------------------    ------ ----------------------- ---------------------- ----------------
Gary S. Weinstein (5)...  1998  $   137,375         n/a     42,000 (TRCC)          $ 24,146(6)
 Chief Executive Officer  1997  $   117,604 $   150,000     30,000 (TLZ)           $163,329(6)
                          1996  $    72,916 $   150,000    100,000 (TKN)           $  4,736(7)
                                                           100,000 (TLZ)
                                                           300,000 (TXM)
Kenneth Y. Tang.........  1998  $   172,750         n/a     20,000 (TKN)           $  7,200
 Senior Vice President                                      20,000 (TRCC)
                          1997  $   164,000 $    53,000        --    --            $  7,125
                          1996  $   156,500 $    50,000     40,000 (TXM)           $  6,975
Barry M. Lynos (10).....  1998  $    86,667         n/a    150,000 (TKN)           $      0
 Vice President, Finance                                     5,000 (TMO)
                                                            10,000 (TLZ)
                                                            10,000 (TRCC)
                                                            10,000 (TXM)
Hal Kirshner (8)........  1998  $   218,750         n/a      7,600 (TMO)           $  5,625
 Former President and                                        2,000 (MKA)
 Cheif Executive
  Officer,                                                   2,000 (ONX)
 Trex Medical
  Corporation                                               20,000 (RGI)
                                                             2,000 (TDX)
                                                             1,000 (TISI)
                                                            30,000 (TLZ)
                                                             2,000 (TRIL)
                                                             1,500 (VIZ)
                                                             2,000 (TRCC)
                                                             8,250 (TXM)(D)
                          1997  $   197,500 $   200,000        300 (TMO)           $  5,344
                          1996  $   192,500 $   200,000    150,000 (TXM)           $  9,958(9)
                                                               150 (TMO)
                                                             2,000 (TBA)
                                                             2,000 (TFG)
                                                             2,000 (TLT)
                                                             6,000 (TOC)
                                                             6,000 (TMQ)

--------
(1) Annual compensation for executive officers is reviewed and determined on a calendar year basis, even though the Corporation's fiscal year ends in September.
(2) The bonus amount represents the bonus paid for performance during the calendar year in which the Corporation's fiscal year-end occurred. As of the date hereof, bonuses have not yet been determined for calendar 1998.
(3) In addition to receiving options to purchase Common Stock of the Corporation (designated in the table as TKN) and its subsidiaries, ThermoLase (designated in the table as TLZ), Trex Medical (designated in the table as TXM) and Trex Communications Corporation (designated in the table as TRCC), the named executive officers have been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries from time to time by Thermo Electron or such other subsidiaries as part of Thermo Electron's stock option program in their capacities as officers of the Corporation. Options have been granted during the period covered by the table to the named executive officers in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as
   TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), Metrika Systems Corporation (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), The Randers Group Incorporated (designated in the table as RGI), Thermedics Detection Inc. (designated in the table as TDX), Thermo Information Solutions Inc. (designated in the table as TISI), Thermo Trilogy Corporation (designated in the table as
   TRIL) and Thermo Vision Corporation (designated in the table as VIZ). Mr. Weinstein has been granted certain options to purchase common stock of Thermo Electron and certain of its subsidiaries, other than the Corporation and its subsidiaries, from time to time as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation. These options are not reported in the table.
(4) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.
(5) Mr. Weinstein was appointed the Corporation's chief executive officer effective as of February 26, 1996. He was also appointed a vice president of Thermo Electron effective as of February 26, 1996, and a portion of his annual cash compensation (salary and bonus) has been allocated to and paid by Thermo Electron since the commencement of his employment for the time he devoted to his responsibilities in that capacity. The annual cash compensation (salary and bonus) reported in the table for Mr. Weinstein represents the amount paid by the Corporation for Mr. Weinstein's services as its chief executive officer. For each of fiscal 1998, 1997 and 1996, approximately 50% of Mr. Weinstein's aggregate salary and bonus earned in all capacities throughout the Thermo Electron organization was paid by the Corporation for his services as chief executive officer.
(6) In addition to a $5,344 and $7,200 matching contribution referred to in footnote (4) in fiscal 1997 and 1998, respectively, this amount includes $18,533 for fiscal 1997 and $16,946 for fiscal 1998 attributable to an interest-free loan provided to Mr. Weinstein pursuant to the Corporation's Stock Holding Assistance Plan (see "Relationship with Affiliates--Stock Holding Assistance Plan"). Fiscal 1997 also includes the reimbursement by the Corporation of $96,407 in expenses associated with Mr. Weinstein's relocation to Waltham, Massachusetts, and an additional $43,045 paid by the Corporation to Mr. Weinstein as an adjustment to such reimbursement to account for taxes.
(7) Represents the amount attributable during fiscal 1996 to an interest-free loan provided to Mr. Weinstein pursuant to the Corporation's Stock Holding Assistance Plan. See "Relationship with Affiliates--Stock Holding Assistance Plan."
(8) Mr. Kirshner was first appointed an executive officer of the Corporation in November 1992 in connection with the acquisition of LORAD Corporation by the Corporation. Mr. Kirshner ceased to be an executive officer of the Corporation upon his resignation as president and chief executive officer of Trex Medical Corporation on December 13, 1998.
(9) In addition to a $5,344 matching contribution referred to in footnote (4), this amount includes $4,614, representing the then market value of 115 shares of Thermo Electron common stock received by Mr. Kirshner in May 1996 at Thermo Electron's Annual Management Conference in recognition of his managerial achievements.
(10) Mr. Lyons was appointed a vice president of the Corporation on April 21, 1998. The salary reported for fiscal 1998 represents the amount paid for the fiscal year from the commencement of his employment through October 3, 1998.

Stock Options Granted During Fiscal 1998

  The following table sets forth information concerning individual grants of stock options by the Corporation and other Thermo Electron companies made during fiscal 1998 to the Corporation's chief executive officer and the other named executive officers in their capacities as executive officers of the Corporation. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1998.

  Mr. Weinstein has been granted options to purchase common stock of Thermo Electron and certain of its subsidiaries from time to time as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation. Accordingly, options granted by Thermo Electron companies other than the Corporation and its subsidiaries have not been reported here.

                         Options Grants in Fiscal 1998

                                                                                  Potential Realizable
                                                                                    Value at Assumed
                                               Percent of                         Annual Rates of Stock
                                              Total Options                      Price Appreciation for
                         Number of Securities  Granted to   Exercise                 Option Term (2)
                          Underlying Options  Employees in  Price Per Expiration -----------------------
          Name             Granted (1) (A)     Fiscal Year    Share      Date        5%          10%
          ----           -------------------- ------------- --------- ---------- ----------- -----------
Gary S. Weinstein.......     2,000     (TRCC)      2.23%     $ 4.00    01/21/05  $     3,260 $     7,580
                            40,000     (TRCC)     44.69%     $ 4.00    10/01/09  $   127,200 $   342,000
Hal Kirshner............       400     (TMO)       0.02%(3)  $34.50    06/02/03  $     3,812 $     8,424
                             2,000     (TRCC)      2.23%     $ 4.00    01/21/05  $     3,260 $     7,580
                             8,250     (TXM)       1.88%     $14.20    12/12/04  $    47,685 $   111,128
Kenneth Y. Tang.........    20,000     (TKN)       8.40%     $19.88    05/28/05  $   161,800 $   377,200
                            20,000     (TRCC)     22.35%     $ 4.00    10/01/09  $    63,600 $   171,000
Barry M. Lyons..........    15,000     (TKN)       6.30%     $20.43    04/21/05  $   124,800 $   290,700
                             5,000     (TMO)       0.25%(3)  $22.46    08/11/05  $    45,700 $   106,550
                            10,000    (TLZ)        1.16%     $ 5.73    04/21/05  $    23,300 $    54,400
                            10,000     (TRCC)     11.17%     $ 4.00    04/21/08  $    25,200 $    63,700
                            10,000     (TXM)       2.28%     $17.19    04/21/05  $    70,000 $   163,100

--------
(1) As part of Thermo Electron's stock option program, options have been granted during fiscal 1998 to the named executive officers to purchase the common stock of the Corporation (designated in the table as TKN), Thermo Electron (TMO), ThermoLase Corporation (TLZ), Trex Communications (TRCC), Trex Medical Corporation (TXM), Metrika Systems Corporation (MKA), ONIX Systems Inc. (ONX), The Randers Group Incorporated (RGI), Thermedics Detection Inc. (TDX), Thermo Information Solutions Inc. (TISI), Thermo Trilogy Corporation (TRIL) and Thermo Vision Corporation (VIZ). All of the options granted during the fiscal year are immediately exercisable, except options to purchase the common stock of Trex Communications, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a four to five year period, depending on the option term, which may vary from five to seven years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

(2) The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.
(3) These options were granted under stock option plans maintained by Thermo Electron and, accordingly, are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

Stock Options Exercised During Fiscal 1998 and Fiscal Year-End Values

  The following table reports certain information regarding stock option exercises during fiscal 1998 and outstanding stock options to purchase shares of Thermo Electron companies held at the end of fiscal 1998 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1998.

 Aggregated Options Exercises In Fiscal 1998 And Fiscal 1998 Year-End Options
                                    Values

                                                                            Number of
                                                                           Unexercised
                                                                            Options at
                                                                              Fiscal
                                                       Shares                Year-End           Value of
                                                      Acquired   Value    (Exercisable/       Unexercised
                                                         on     Realized  Unexercisable)      In-the-Money
          Name                     Company            Exercise    (1)          (2)               Option
          ----           ---------------------------- -------- ---------- --------------      ------------
Gary S. Weinstein (3)... ThermoTrex                       --          --      100,000 /0       $        0 /--
                         ThermoLase                       --          --      130,000 /0
                         Trex Communications              --          --     0/42,000
                         Trex Medical                     --          --      300,000 /0
Hal Kirshner............ ThermoTrex                       --          --       73,000 /0       $  114,393 /--
                         Thermo Electron               84,375  $2,366,550      39,550 /0 (4)   $        0 /--
                         Metrika Systems                  --          --        2,000 /0       $        0 /--
                         Onix Systems                     --          --        2,000 /0       $        0 /--
                         Randers Group                    --          --       20,000 /0       $        0 /--
                         Thermedics Detection             --          --        2,000 /0       $        0 /--
                         Thermo BioAnalysis               --          --        2,000 /0       $    1,250 /--
                         Thermo Fibergen                  --          --        2,000 /0       $        0 /--
                         Thermo Information Solutions     --          --            0 /1,000           -- /0  (5)
                         ThermoLase                       --          --       66,400 /0       $  131,950 /--
                         ThermoLyte                       --          --            0 /2,000           -- /$0 (5)
                         Thermo Optek                     --          --        6,000 /0       $        0 /--
                         Thermo Quest                     --          --        6,000 /0       $        0 /--
                         Thermo Sentron                   --          --        2,000 /0               -- /$0 (5)
                         Thermo Trilogy                   --          --            0 /2,000           -- /$0 (5)
                         Thermo Vision                    --          --        1,500 /0       $        0 /--
                         Trex Communications              --          --            0 /2,000           -- /$0 (5)
                         Trex Medical                     --          --      158,250 /0       $        0 /--
Kenneth Y. Tang......... ThermoTrex                    48,318    $896,299      35,000 /0       $        0 /--
                         Thermo Electron                1,350     $31,668       9,000 /0       $        0 /--
                         ThermoLase                       --          --      304,000 /0       $1,018,000 /--
                         Trex Communications              --          --            0 /20,000          -- /$0 (5)
                         Trex Medical                     --          --       40,000 /0       $        0 /--
Barry M. Lyons.......... ThermoTrex                       --          --       15,000 /0       $        0 /--
                         Thermo Electron                  --          --        5,000 /0       $        0 /--
                         ThermoLase                       --          --       10,000 /0       $        0 /--
                         Trex Communications              --          --            0 /10,000          -- /$0 (5)
                         Trex Medical                     --          --       10,000 /0       $        0 /--

--------
(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.
(2) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except options to purchase the common stock of ThermoLyte Corporation, Trex Communications

   Corporation, Thermo Information Solutions Inc. and Thermo Trilogy Corporation which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a four to ten-year period, depending on the option term, which may vary from five to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. As to the options to purchase shares of the common stock of Trex Medical granted to Dr. Tang, the repurchase rights are deemed to lapse 20% per year commencing on the sixth anniversary of the grant date. As to the options to purchase 150,000 shares of the common stock of Trex Medical Corporation granted to Mr. Kirshner, the repurchase rights are deemed to lapse 10% per year on each of the first two anniversaries of the grant date and 20% per year commencing on the seventh anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date.
(3) As an officer of Thermo Electron, Mr. Weinstein also holds unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported in the table as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation.
(4) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Kirshner are subject to the same terms described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.
(5) No public market existed for the shares as of October 3, 1998. Accordingly, no value in excess of the exercise price has been attributed to these options.

Executive Retention Agreements

     Thermo Electron has entered into agreements with certain executive officers and key employees of the Corporation that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated for any reason, other than for cause, within 18 months thereafter. For purposes of these agreements, a change in control exists upon (i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to be constituted of a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transactions and (b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron.

     In 1998, Thermo Electron authorized an executive retention agreement with Gary S. Weinstein. This agreement provides that in the event the individual's employment is terminated within 18 months after a change in control, the individual would be entitled to a lump sum payment equal to the sum of one times, the individual's highest annual base salary in any 12 month period during the prior 5 year period, plus one times the individual's highest annual bonus in any 12 month period during the prior 5 year period. In addition, the individual would be provided benefits for a period of one year, after such termination substantially equivalent to the benefits package the individual would have been otherwise entitled to receive if the individual was not terminated. The individual would also be entitled to all other compensation due to the individual from the Corporation through the date of termination. Further, all options that the individual holds in Thermo Electron and its subsidiaries, including the Corporation, would become fully vested as of the date of the change in control. Finally, the individual would be entitled to a cash payment equal to $15,000, to be used toward outplacement services. This executive retention agreement supercedes and replaces any and all prior severance arrangements which this individual had with Thermo Electron.

     Assuming that the severance benefits would have been payable as of January 1, 1999, the lump sum salary and bonus payment under such agreement to Mr. Weinstein would have been approximately $585,000. In the event that payments under this agreement are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended, the individual would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by such individual with respect to such payment plus the amount of all other additional taxes imposed on such individual attributable to the receipt of such gross-up payment.


                         RELATIONSHIP WITH AFFILIATES

  Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held majority-owned subsidiaries. The Corporation has created ThermoLase Corporation ("ThermoLase") and Trex Medical Corporation ("Trex Medical") as publicly held, majority-owned subsidiaries. From time to time, Thermo Electron and its subsidiaries may create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and the other Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries.")

  Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries, including the Corporation, have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

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

  The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. In addition, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

Corporate Services Agreement

  As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1% of the Corporation's total revenues for these services in calendar 1997 and 0.8% of the Corporation's total revenues in calendar 1998. The annual fee will be 0.8% of the Corporation's total revenues in calendar 1999. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1998, Thermo Electron assessed the Corporation $ 2,906,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that such fees are representative of the expense the Corporation would have incurred on a stand-alone basis. For additional items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on costs attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

Miscellaneous

  From time to time, the Corporation may transact business with other companies in the Thermo Group. In fiscal 1998, such transactions included the following.

  Trex Medical has an arrangement with the Tecomet division of Thermo Electron for the manufacture of the Trex Medical 's proprietary HTC grid. Under this arrangement Tecomet manufactures the grid for Trex Medical pursuant to written purchase orders. Trex Medical owns the intellectual property rights to the grid. During fiscal 1998, Trex Medical purchased grids for an aggregate purchase price of $486,000 under this arrangement. During fiscal 1998, Trex Medical purchased additional grids from Tecomet for $311,000, under other arrangements.

  Under an arrangement with Thermedics Detection Inc., a majority-owned subsidiary of Thermedics Inc., a majority-owned subsidiary of Thermo Electron, Trex Medical manufactures an X-ray source that is used as a component in a fill-measuring device produced by Thermedics Detection. Trex Medical manufactures these X-ray sources for Thermedics Detection pursuant to written purchase orders. During fiscal 1998, Thermedics Detection purchased X-ray source units from Trex Medical for an aggregate purchase price of $406,000 under this arrangement.

  During fiscal 1998, ThermoLase purchased products totaling $241,000 from Bird Products Corporation, a wholly owned subsidiary of Thermo Electron.

  To finance an acquisition, the Corporation borrowed $11,000,000 from Thermo Electron in July 1997, which was repaid in January 1998. This loan bore interest at a rate equal to the 90-day Commercial Paper Composite Rate plus 25 basis points and was adjusted quarterly.

  As of October 3, 1998, Thermo Electron owed the Corporation $10,000,000 principal amount 3 1/4% Convertible Subordinated Debentures due 2007, convertible into shares of the Corporation's common stock at $27.00 per share.

  The Corporation, along with certain other Thermo Subsidiaries, participates in a notional pool arrangement with Barclays Bank, which includes a $150 million credit facility. Only UK-based Thermo Subsidiaries participate in this arrangement. Under this arrangement the Bank notionally combines the positive and negative cash balances held by the participants to calculate the net interest yield/expense for the group. The benefit derived from this arrangement is then allocated based on balances attributable to the respective participants. Thermo Electron guarantees all of the obligations of each participant in this arrangement. In addition, funds on deposit under this arrangement provide credit support for overdraft obligations of other participants. As of October 3, 1998, the Corporation had a negative cash balance of approximately $80,000, based on an exchange rate of $1.70/(Pounds)1.00 as of October 3, 1998. For 1998, the average interest rate earned on GBP deposits by participants in this credit arrangement was approximately 7.56% and the average annual interest rate paid on overdrafts was approximately 7.79%.

  As of October 3, 1998, the Corporation owed Thermo Electron and its other subsidiaries an aggregate of $5,252,000 for amounts due under the Corporate Services Agreement and related administrative charges, for other products and services, and for miscellaneous items excluding loans described above, net of amounts owed to the Corporation by Thermo Electron and its other subsidiaries for products and services and miscellaneous items. The largest amount of net indebtedness owed by the Corporation to Thermo Electron and its other subsidiaries since September 27, 1997 was $2,000,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

  As of October 3, 1998, $146,534,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

Stock Holding Assistance Plan

  In 1996, the Corporation adopted a stock holding policy which requires its executive officers to acquire and hold a minimum number of shares of Common Stock. In order to assist the executive officers in complying with the policy, the Corporation also adopted a Stock Holding Assistance Plan under which it may make interest-free loans to certain key employees, including its executive officers, to enable such employees to purchase the Common Stock in the open market. During 1996, Mr. Weinstein received a loan in the principal amount of $375,003.85 under this plan to purchase 10,000 shares. The loan to Mr. Weinstein is to be repaid upon the earlier of demand or the fifth anniversary of the date of the loan, unless otherwise authorized by the human resources committee of the board of directors of the Corporation. As of the date hereof, $300,003.08 of the loan remained outstanding.