Form 10-Q
period 1999-01-02
THERMOTREX CORP
filed 1999-02-09
CIK 875316

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549
                  ----------------------------------------

                                 FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended January 2, 1999.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                     Outstanding at January 29, 1999
     ----------------------------         -------------------------------
     Common Stock, $.01 par value                    18,661,346

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                           THERMOTREX CORPORATION

                         Consolidated Balance Sheet
                                (Unaudited)

                                   Assets


                                                 January 2,     October 3,
(In thousands)                                         1999           1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $98,392
    and $146,534 under repurchase agreement
    with parent company)                           $116,522       $157,107
  Available-for-sale investments, at quoted
    market value (amortized cost of $8,086
    in 1998)                                              -          8,076
  Accounts receivable, less allowances of
    $4,041 and $3,671                                85,771         85,790
  Unbilled contract costs and fees                   15,016          7,409
  Inventories:
    Raw materials and supplies                       45,053         38,788
    Work in process                                  30,265         20,134
    Finished goods                                   26,346         27,301
  Prepaid expenses and other assets                   5,241          5,890
  Prepaid and refundable income taxes                18,098         13,988
                                                   --------       --------

                                                    342,312        364,483
                                                   --------       --------

Property, Plant, and Equipment, at Cost              85,580         82,506
  Less: Accumulated depreciation and
        amortization                                 24,576         21,995
                                                   --------       --------

                                                     61,004         60,511
                                                   --------       --------

Notes Receivable from Related Parties                 6,667          6,667
                                                   --------       --------

Prepaid Income Taxes and Other Assets                 8,552          9,200
                                                   --------       --------

Cost in Excess of Net Assets of Acquired
  Companies (Note 3)                                165,042        154,845
                                                   --------       --------

                                                   $583,577       $595,706
                                                   ========       ========

                           THERMOTREX CORPORATION

                                (Unaudited)

                  Liabilities and Shareholders' Investment

                                                 January 2,     October 3,
(In thousands except share amounts)                    1999           1998
--------------------------------------------------------------------------

Current Liabilities:
  Current maturities of long-term obligations      $    430       $    435
  Accounts payable                                   34,572         30,871
  Accrued payroll and employee benefits              11,041         12,147
  Accrued warranty costs                              8,017          9,233
  Customer deposits                                   9,117          5,476
  Accrued commissions                                 7,442          7,629
  Amount payable for acquired company (Note 3)        7,715              -
  Other accrued expenses (Notes 3 and 5)             38,040         31,763
  Due to parent company and affiliated
    companies                                         2,622          5,252
                                                   --------       --------

                                                    118,996        102,806
                                                   --------       --------

Deferred Income Taxes                                 6,522          6,418
                                                   --------       --------

Deferred Lease Liability                              1,519          1,172
                                                   --------       --------

Long-term Obligations:
  Subordinated convertible debentures (includes
    $14,500 of related-party debt)                  203,948        203,948
  Other                                                 622            697
                                                   --------       --------

                                                    204,570        204,645
                                                   --------       --------

Common Stock of Subsidiary Subject to
  Redemption                                         40,500         40,500
                                                   --------       --------

Minority Interest                                    79,169         90,578
                                                   --------       --------

Shareholders' Investment:
  Common stock, $.01 par value, 50,000,000
    shares authorized; 19,590,446 shares
    issued                                              196            196
  Capital in excess of par value                     65,873         73,293
  Retained earnings                                  84,780         94,984
  Treasury stock at cost, 929,100 shares            (20,944)       (20,944)
  Accumulated other comprehensive items
    (Note 4)                                          2,396          2,058
                                                   --------       --------

                                                    132,301        149,587
                                                   --------       --------

                                                   $583,577       $595,706
                                                   ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                           THERMOTREX CORPORATION

                    Consolidated Statement of Operations
                                (Unaudited)


                                                      Three Months Ended
                                                    ----------------------
                                                    January 2,  January 3,
(In thousands except per share amounts)                   1999        1998
--------------------------------------------------------------------------

Revenues
  Product revenues                                    $ 78,149    $ 71,674
  Other revenues                                         8,995      13,881
                                                      --------    --------

                                                        87,144      85,555
                                                      --------    --------
Costs and Operating Expenses:
  Cost of product revenues                              53,677      41,334
  Cost of other revenues                                 5,706      10,531
  Selling, general, and administrative expenses         28,854      20,392
  Research and development expenses                     10,141       9,391
                                                      --------    --------

                                                        98,378      81,648
                                                      --------    --------

Operating Income (Loss)                                (11,234)      3,907

Interest Income                                          1,858       3,271
Interest Expense (includes $130 and $172 to
  parent company)                                       (2,112)     (2,233)
Equity in Loss of Joint Ventures                          (200)       (400)
Other Expense                                              (52)          -
                                                      --------    --------

Income (Loss) Before Income Taxes and Minority
  Interest                                             (11,740)      4,545
Income Tax (Provision) Benefit                           1,096      (2,310)
Minority Interest (Expense) Income                         440        (878)
                                                      --------    --------

Net Income (Loss)                                     $(10,204)   $  1,357
                                                      ========    ========

Basic and Diluted Earnings (Loss) per Share
  (Note 2)                                            $   (.55)   $    .07
                                                      ========    ========

Weighted Average Shares (Note 2):
  Basic                                                 18,661      19,017
                                                      ========    ========

  Diluted                                               18,661      19,313
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                           THERMOTREX CORPORATION

                    Consolidated Statement of Cash Flows
                                (Unaudited)


                                                      Three Months Ended
                                                    ----------------------
                                                    January 2,  January 3,
(In thousands)                                            1999        1998
--------------------------------------------------------------------------

Operating Activities:
  Net income (loss)                                   $(10,204)   $  1,357
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Depreciation and amortization                      4,476       3,355
      Provision for losses on accounts receivable          272         134
      Minority interest expense (income)                  (440)        878
      Increase in deferred income taxes                      -      (1,206)
      Other                                                464         572
      Changes in current accounts, excluding the
        effects of acquisitions:
          Accounts receivable                            4,068     (10,829)
          Inventories and unbilled contract costs
            and fees                                   (12,668)       (575)
          Other current assets                          (3,749)        253
          Accounts payable                               3,302      (2,549)
          Other current liabilities                     (4,337)      1,926
                                                      --------    --------

Net cash used in operating activities                  (18,816)     (6,684)
                                                      --------    --------

Investing Activities:
  Acquisitions, net of cash acquired (Note 3)          (11,101)     (7,174)
  Proceeds from sale and maturities of available-
    for-sale investments                                 8,000       2,400
  Purchases of available-for-sale investments                -      (4,000)
  Purchases of property, plant, and equipment           (2,066)     (2,584)
  Repayment (advance) pursuant to notes
    receivable from related parties                      1,300      (1,667)
  Other                                                    318         (25)
                                                      --------    --------

Net cash used in investing activities                 $ (3,549)   $(13,050)
                                                      --------    --------

                           THERMOTREX CORPORATION

                                (Unaudited)


                                                      Three Months Ended
                                                    ----------------------
                                                    January 2,  January 3,
(In thousands)                                            1999        1998
--------------------------------------------------------------------------

Financing Activities:
  Purchases of Company and subsidiary common stock    $(18,456)   $(24,718)
  Net proceeds from issuance of subordinated
    convertible debentures                                   -     121,814
  Net proceeds from issuance of Company and
    subsidiary common stock                                 82         724
  Payment of withholding taxes related to stock
    option exercises                                       (14)       (888)
  Other                                                      7           -
                                                      --------    --------

Net cash provided by (used in) financing
  activities                                           (18,381)     96,932
                                                      --------    --------

Exchange Rate Effect on Cash                               161           -
                                                      --------    --------

Increase (Decrease) in Cash and Cash Equivalents       (40,585)     77,198
Cash and Cash Equivalents at Beginning of Period       157,107     135,720
                                                      --------    --------

Cash and Cash Equivalents at End of Period            $116,522    $212,918
                                                      ========    ========

Noncash Activities (Note 3):
  Fair value of assets of acquired companies          $ 35,196    $  7,787
  Cash paid for acquired companies                     (19,615)     (7,176)
  Amount payable for acquired company                   (7,715)          -
  Issuance of subsidiary common stock for
    acquired company                                    (5,000)          -
                                                      --------    --------

    Liabilities assumed of acquired companies         $  2,866    $    611
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                           THERMOTREX CORPORATION

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by ThermoTrex Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 2, 1999, and the results of operations and the cash flows for the three-month periods ended January 2, 1999, and January 3, 1998. The Company's results of operations for the three-month periods ended January 2, 1999, and January 3, 1998, include 13 weeks and 14 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

    The consolidated balance sheet presented as of October 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended October 3, 1998, filed with the Securities and Exchange Commission.

2.  Earnings (Loss) per Share

    Basic and diluted earnings (loss) per share were calculated as follows:

                                                    Three Months Ended
                                                 -------------------------
                                                 January 2,    January 3,
(In thousands except per share amounts)                 1999          1998
--------------------------------------------------------------------------

Basic
Net Income (Loss)                                  $(10,204)     $  1,357
                                                   --------      --------

Weighted Average Shares                              18,661        19,017
                                                   --------      --------

Basic Earnings (Loss) per Share                    $   (.55)     $    .07
                                                   ========      ========

                                                    Three Months Ended
                                                 ------------------------
                                                 January 2,    January 3,
(In thousands except per share amounts)                 1999         1998
-------------------------------------------------------------------------

Diluted
Net Income (Loss)                                  $(10,204)     $  1,357
Effect of Majority-owned Subsidiaries' Dilutive
  Securities                                              -           (18)
                                                   --------      --------

Income (Loss) Available to Common Shareholders,
  as Adjusted                                      $(10,204)     $  1,339
                                                   --------      --------

Weighted Average Shares                              18,661        19,017
Effect of Stock Options                                   -           296
                                                   --------      --------

Weighted Average Shares, as Adjusted                 18,661        19,313
                                                   --------      --------

Diluted Earnings (Loss) per Share                  $   (.55)     $    .07
                                                   ========      ========

    The computation of diluted earnings per share for the three-month period ended January 2, 1999, excludes the effect of assuming the conversion of the Company's $88.9 million principal amount 3 1/4% subordinated convertible debentures, convertible at $27.00 per share, and the exercise of stock options, because the effect would be antidilutive. As of January 2, 1999, there were 1,088,519 options outstanding, with exercise prices ranging from $0.30 to $43.88 per share.

3.  Acquisition

    In November 1998, the Company's Trex Communications Corporation subsidiary acquired LNR Communications, Inc. (LNR) for approximately $18.8 million in cash and 1,250,000 shares of Trex Communications common stock valued at approximately $5.0 million, net of cash and short-term securities acquired. Of the cash portion of the purchase price, $7.7 million had not been paid as of January 2, 1999, and was accrued in the accompanying fiscal 1999 balance sheet. The shares issued to the former owners of LNR carry redemption rights that permit the holders to put the shares to Trex Communications under certain conditions and at certain prices up to a maximum of $4.00 per share. The redemption rights are redeemable following the first anniversary of the acquisition and expire if not redeemed within a prescribed period, which ends no later than August 2000. Accordingly, the maximum potential obligation of $5.0 million associated with the rights is included in other accrued expenses in the accompanying fiscal 1999 balance sheet. LNR is a Hauppauge, New York-based manufacturer of electronic subsystems and turnkey earth stations for the satellite communication market.

    This acquisition has been accounted for using the purchase method of accounting and its results have been included in the accompanying financial statements from the date of acquisition. The aggregate cost of this acquisition exceeded the estimated fair value of the acquired net assets by $10.7 million, which is being amortized over 15 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

    Based on unaudited data, the following table presents selected financial information of the Company and LNR on a pro forma basis, assuming the companies had been combined since the beginning of fiscal 1998.

                                                    Three Months Ended
                                                 ------------------------
                                                 January 2,    January 3,
(In thousands except per share amounts  )              1999          1998
-------------------------------------------------------------------------

Revenues                                           $ 89,928      $ 90,681
Net Income (Loss)                                   (10,427)        1,150
Basic and Diluted Earnings (Loss) per Share            (.56)          .06

    The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of LNR been made at the beginning of fiscal 1998.

    In connection with the acquisition of LNR, Trex Communications has undertaken a restructuring of the acquired business. This restructuring is expected to primarily include a reduction in staffing levels. In accordance with the requirements of Emerging Issues Task Force (EITF) Pronouncement No. 95-3, as part of the cost of the acquisition, Trex Communications established a reserve of approximately $1.1 million for restructuring LNR, none of which was expended at January 2, 1999. Unresolved matters at January 2, 1999, included completion of planned severances. In accordance with the requirements of EITF 95-3, Trex Communications will finalize its restructuring plan for LNR no later than one year from the date of acquisition.

4.   Comprehensive Income

    During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net-of-tax gains and losses on available-for-sale investments. During the first quarter of fiscal 1999 and 1998, the Company had a comprehensive loss of $9.9 million and comprehensive income of $1.4 million, respectively.

5.   Restructuring

    During fiscal 1998, the Company's ThermoLase Corporation subsidiary initiated certain restructuring activities, including the announced closure of three domestic spas and termination of a joint venture that operated its spa in France. Two of the domestic spas were closed during the first quarter of fiscal 1999 and ThermoLase expects to close the third spa in the third quarter of fiscal 1999. As of October 3, 1998, ThermoLase had accrued $5.2 million associated with these activities. During the quarter ended January 2, 1999, ThermoLase expended $2.2 million for payments associated with terminating certain contractual agreements of the French joint venture and closing the spa in France. As of January 2, 1999, the remaining obligation for restructuring activities totaled $2.9 million, which primarily represents $2.4 million of lease payments on the facilities being closed, net of assumed sublease receipts, and costs of ongoing severance.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended October 3, 1998, filed with the Securities and Exchange Commission.

Overview

    The Company operates in three business segments: Medical Products manufactured by the Company's Trex Medical Corporation subsidiary, Personal-care Products and Services offered by the Company's ThermoLase Corporation subsidiary, and Advanced Technology Research, including the laser communications research performed by the Company's Trex Communications Corporation subsidiary.

    Trex Medical designs, manufactures, and markets mammography equipment and minimally invasive digital breast-biopsy systems; general-purpose and specialized medical X-ray equipment, including imaging systems used during interventional cardiac procedures such as balloon angioplasty; and dental X-ray systems. Trex Medical sells its products principally through dealers and direct sales. In addition, Trex Medical manufactures systems and system components as an original equipment manufacturer (OEM) for the General Electric Medical Systems division of the General Electric Company. Trex Medical has five operating units: Lorad, a manufacturer of mammography and digital breast-biopsy systems; Bennett X-Ray Corporation, a manufacturer of general-purpose X-ray, mammography, and breast-biopsy equipment; XRE Corporation, a manufacturer of X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions, and a manufacturer of physiological monitoring equipment and digital-image archiving and networking systems used in cardiac catheterization procedures; Continental X-Ray Corporation, a manufacturer of general-purpose and specialized X-ray systems; and Trophy Radiologie S.A., a French manufacturer of dental and medical X-ray systems specializing in digital dental technology.

    ThermoLase has developed a laser-based system called SoftLight(R) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using the SoftLight system. ThermoLase began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial location (Spa Thira) in November 1995. ThermoLase opened a total of four spas during fiscal 1996, opened nine additional spas during fiscal 1997, and opened its fourteenth spa in October 1997. In May 1998, ThermoLase received clearance from the FDA to market cosmetic skin-resurfacing services using the same laser as ThermoLase's hair-removal system. In this process, the laser's energy reacts with an activating lotion, creating heat and mechanical energy that remove the tough outer layer of dead skin. The treatment, known as the SoftLight Laser Peel, is being offered at all of ThermoLase's Spa Thira locations, as well as through its physician licensees.

    Rather than continuing to open additional Spa Thira locations, ThermoLase is concentrating its resources on attempting both to increase the capacity utilization of its existing spas and to continue its physician-licensing program and international licensing arrangements, discussed below. In connection with its acquisition of The Greenhouse Spa, Inc. in June 1998, a full-service, luxury, destination spa, ThermoLase evaluated which of its locations would be converted to Greenhouse spas and whether any of its Spa Thira locations should be closed or sold. As noted above, as a result of this evaluation, ThermoLase has closed two of its domestic spas and expects to close an additional domestic spa during the third quarter of fiscal 1999. The remaining 11 domestic spas have been converted into Greenhouse day spas which, in addition to hair-removal and skin-resurfacing services, offer more traditional day-spa services, such as massages and facials. ThermoLase's future results of operations will be materially affected by the success of these conversions into Greenhouse day spas. The period through the second quarter of fiscal 1999 will be critical in determining the economic viability of these strategies. Key to the success of these strategies will be whether the results of the Greenhouse day spas reflect substantial progress toward profitable operations in this timeframe. Based upon the outcome of these strategies, the Company may decide to close additional spas.

    In June 1996, ThermoLase commenced a program to license to physicians and others the right to perform the Company's patented SoftLight hair-removal procedure. ThermoLase also provides the licensees with the lasers and lotion that are necessary to perform the service. In June 1998, ThermoLase began to offer the SoftLight Laser Peel procedure through its spas and physician licensees.

    During the second quarter of fiscal 1998, ThermoLase began to experience a decrease in revenues from its hair-removal services. In response to this trend and in an attempt to establish price points and other conditions designed to increase demand and revenues, in April 1998, ThermoLase significantly reduced treatment prices at its spa locations and is in the process of modifying the terms and conditions of its physician-licensing program. Under the terms of the modified licenses, per-procedure royalties have been reduced or eliminated and a minimum royalty and/or flat periodic fee requirement has been introduced. In addition, ThermoLase has begun offering licensees the opportunity to purchase or lease SoftLight lasers in lieu of paying ongoing license fees. As a result of these changes and other factors, there has been a net reduction of 21% in the number of physician licensees, compared to the number under agreement at the end of fiscal 1998. There can be no assurance that the strategies described above will be successful in improving ThermoLase's results of operations.

    ThermoLase is marketing the SoftLight system internationally through joint ventures and other licensing arrangements. In January 1996, ThermoLase established a joint venture in Japan. ThermoLase established joint ventures in France in November 1996 and England in September 1997, and six additional licensing arrangements: in Saudi Arabia in November 1996, in Tunisia and Belgium in December 1996, in the United Arab Emirates and Oman in March 1997, in Switzerland in April 1997, in Brazil in June 1997, and in the United Kingdom (excluding England) and the Republic of Ireland in September 1997. In December 1997, ThermoLase established a joint venture to market the SoftLight system in Australia, Cyprus, Germany, Greece, New Zealand, South Africa, and Spain. ThermoLase's international arrangements resulted in the opening of spas in Paris in May 1997 and in Lugano, Switzerland, in October 1997. During the fourth quarter of fiscal 1998, the Company decided to close the spa in Paris and liquidate the joint venture. In October 1998, ThermoLase terminated its licensing arrangements in Tunisia and Belgium. Beginning in fiscal 1999, the Company's hair-removal business began reporting product revenues from the sale of lasers in international markets.

    ThermoLase also manufactures and markets skin-care and bath and body products and markets dietary supplements through its Creative Beauty Innovations, Inc. (CBI) subsidiary, which also manufactures the lotion used in the SoftLight hair-removal and skin-resurfacing process.

    The Company's Advanced Technology Research segment performs research primarily in the fields of communications, avionics, X-ray detection, signal processing, and lasers. The Company has developed its expertise in these core technologies in connection with government-sponsored research and development. The Advanced Technology Research segment includes the Company's Trex Communications subsidiary. In July 1997, Trex Communications acquired Computer Communications Specialists, Inc. (CCS), which designs and markets interactive information and voice-response systems, as well as call-automation systems. In May 1998, Trex Communications acquired Electro-Magnetic Processes, Inc. (EMP), which designs, develops, and manufactures ground-based satellite communication systems and develops and integrates telemetry systems used on military aircraft. In November 1998, Trex Communications acquired LNR Communications, Inc. (LNR), which manufactures electronic subsystems and turnkey earth stations for the satellite communication market.

    The Company conducts all of its manufacturing operations (other than those of Trophy) in the United States, and sells its products worldwide. The Company anticipates that an increasing amount of its revenues will be from sales to customers outside the United States. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company may use forward contacts to reduce its exposure to currency fluctuations.

Results of Operations

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998

    Total revenues increased to $87.1 million in the first quarter of fiscal 1999 from $85.6 million in the first quarter of fiscal 1998. Medical Products segment revenues, excluding intersegment sales, increased to $64.3 million in fiscal 1999 from $63.8 million in fiscal 1998. Revenues increased $25.0 million as a result of the acquisition of Trophy Radiologie in April 1998. Excluding Trophy, Medical Products segment revenues decreased $24.5 million. Revenues decreased at Lorad by $13.5 million primarily due to the loss of an OEM contract with United States Surgical Corporation (U.S. Surgical), which accounted for $11.5 million of revenues in the fiscal 1998 period. To a lesser extent, revenues decreased at Lorad due to lower demand for breast-biopsy systems. Revenues decreased at XRE by $4.7 million primarily due to the delayed shipment of several cardiac catheterization systems and, to a lesser extent, lower demand. Revenues at Continental decreased due to a decrease in demand for radiographic/fluoroscopic systems and general-purpose X-ray systems. Revenues decreased at Bennett primarily due to lower demand for its general-purpose X-ray systems and, to a lesser extent, a decrease in sales of its mammography equipment.

    Personal-care Products and Services segment revenues decreased to $9.5 million in the first quarter of fiscal 1999 from $13.4 million in the first quarter of fiscal 1998. ThermoLase earned revenues from hair-removal services and related activities of $2.8 million in fiscal 1999, compared with $7.1 million in fiscal 1998. International revenues

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998
(continued)

decreased due to a decline of $2.6 million of minimum guaranteed payments recorded upon granting technology rights under ThermoLase's international licensing arrangements. Spa revenues decreased due to reduced demand and price reductions at ThermoLase's spas in fiscal 1999 compared with fiscal 1998, as well as the closure of the LaJolla and Miami spas during the first quarter of fiscal 1999. Fiscal 1999 revenues exclude receipts of $1.9 million relating to gift certificate sales, which will be recognized when services are performed or when products are purchased. Revenues from ThermoLase's physician-licensing program decreased in fiscal 1999 compared with fiscal 1998, due to a reduction in the number of participating physicians, a decrease in one-time fees from new physician licensees, and a reduction in royalty rates and other changes to the financial terms of the licenses. These decreases in revenues were offset in part by the inclusion of $0.8 million in revenues from The Greenhouse Spa, Inc., acquired in June 1998. Product revenues at ThermoLase include sales by CBI, and in the fiscal 1999 period, also include beauty product sales at ThermoLase's spas and lasers sold in international markets. Revenues at CBI decreased to $6.1 million in the first quarter of fiscal 1999 from $6.4 million in the first quarter of fiscal 1998, primarily due to a decrease in private label sales, offset in part by sales of its new branded product lines, introduced in the fourth quarter of fiscal 1998. This decrease in CBI revenues was more than offset by revenues from the sale of lasers, as well as sales of beauty products at the spas.

    Advanced Technology Research segment revenues, excluding intersegment sales, increased to $13.3 million in the first quarter of fiscal 1999 from $8.4 million in the first quarter of fiscal 1998. Revenues increased $5.0 million due to the inclusion of product revenues from EMP, acquired in May 1998 and LNR, acquired in November 1998.

    The gross profit margin was 32% in the first quarter of fiscal 1999, compared with 39% in the first quarter of fiscal 1998. The Medical Products segment gross profit margin, excluding intersegment sales, decreased to 40% in the first quarter of fiscal 1999 from 42% in the first quarter of fiscal 1998, primarily due to decreased sales of higher-margin products at a majority of Trex Medical's operating units, offset in part by the inclusion of higher-margin revenues at Trophy. The Personal-care Products and Services segment gross profit margin, excluding intersegment sales, decreased to negative 16% in the first quarter of fiscal 1999 from 27% in the first quarter of fiscal 1998. ThermoLase's hair-removal business reported negative gross profit of $3.5 million in fiscal 1999, compared with gross profit of $1.4 million in fiscal 1998. This decrease was primarily due to a decrease in spa revenues and, to a lesser extent, a decrease in minimum guaranteed payments relating to international licensing arrangements and initial sign-up fees relating to the physician-licensing program, which have a relatively high gross profit margin. ThermoLase believes that increasing spa utilization by broadening the array of spa-related services and products offered, through the recently completed conversion of the spas into Greenhouse day spas, is critical to its ability to improve the

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998
(continued)

profitability of its spas. The degree to which ThermoLase's changes in pricing structure are successful will also affect ThermoLase's gross profit margin. The gross profit margin at CBI decreased to 26% in the first quarter of fiscal 1999 from 32% in the first quarter of fiscal 1998, due to a decrease in revenues, as well as changes in product mix. The gross profit margin from the Advanced Technology Research segment, excluding intersegment sales, decreased to 28% in the first quarter of 1999 from 38% in the first quarter of fiscal 1998. The decrease was primarily due to the inclusion of lower-margin revenues at EMP and LNR.

    Selling, general, and administrative expenses as a percentage of revenues increased to 33% in the first quarter of fiscal 1999 from 24% in the first quarter of fiscal 1998. The Medical Products segment selling, general, and administrative expenses as a percentage of revenues, excluding intersegment sales, increased to 32% in the first quarter of fiscal 1999 from 19% in the first quarter of fiscal 1998. The increase was primarily due to a decrease in revenues at Trex Medical, excluding Trophy. To a lesser extent, selling, general, and administrative expenses as a percentage of revenues increased due to the inclusion of Trophy, which has higher costs as a percentage of revenues. During the second quarter of fiscal 1999, Trex Medical initiated certain actions to reduce costs in response to lower revenues. These actions include personnel reductions and closer monitoring of discretionary expenses such as travel, consultants, and similar costs. Trex Medical does not expect to incur material obligations for severance as a result of these actions. The Personal-care Products and Services segment selling, general, and administrative expenses as a percentage of revenues increased to 51% in the first quarter of fiscal 1999 from 38% in the first quarter of fiscal 1998, primarily due to a decrease in revenues and, to a lesser extent, increased marketing costs relating to the conversion of the spas to Greenhouse day spas and the introduction of new branded product lines at CBI. These increases were offset in part by cost reduction efforts implemented by ThermoLase during the second half of fiscal 1998.

    Research and development expenses increased to $10.1 million in the first quarter of fiscal 1999 from $9.4 million in the first quarter of fiscal 1998. An increase in research and development spending, primarily at Trex Medical due to the inclusion of $2.0 million of expenses at Trophy, was offset in part by ThermoLase's decrease in spending related primarily to a reduction in the number of outside testing facilities and consultants used, as well as a reduction in payroll costs.

    Interest income decreased to $1.9 million in the first quarter of fiscal 1999 from $3.3 million in the first quarter of fiscal 1998, primarily due to lower average invested cash balances.

    Equity in losses of joint ventures in the accompanying statement of operations represents ThermoLase's proportionate share of losses from its international joint ventures.

    The effective tax rate in the first quarter of fiscal 1999 reflects the establishment of a valuation allowance for the tax benefit associated with losses arising at ThermoLase during the quarter. The Company

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998
(continued)

establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company believes that it is more likely than not that tax benefits that arose during the quarter will not be used by ThermoLase prior to their expiration. The effective tax rate in the first quarter of fiscal 1998 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and certain nondeductible expenses, including amortization of cost in excess of net assets of acquired companies.

    The Company recorded minority interest income of $0.4 million in the first quarter of fiscal 1999, compared with minority interest expense of $0.9 million in the first quarter of fiscal 1998, primarily due to a loss at Trex Medical in the first quarter of fiscal 1999. The Company is unable to record minority interest income in ThermoLase's net loss, because the Company's minority interest liability related to ThermoLase has been reduced to zero.

Liquidity and Capital Resources

    Consolidated working capital was $223.3 million at January 2, 1999, compared with $261.7 million at October 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $116.5 million at January 2, 1999, compared with $165.2 million at October 3, 1998. Of the $116.5 million balance at January 2, 1999, $78.2 million was held by the Company's majority-owned subsidiaries, and the remainder was held by the Company and its wholly owned subsidiary.

    Net cash used in operating activities during the first quarter of fiscal 1999 was $18.8 million. An increase in inventories and unbilled contract costs and fees, primarily at Trex Medical, used $12.7 million of cash, primarily due to lower than expected sales. In connection with the acquisition of U.S. Surgical by Tyco Ltd., and U.S. Surgical's decision to focus on other areas of its business in January 1999, Trex Medical committed to purchase inventories that had been sold to U.S. Surgical in prior periods totaling approximately $3.6 million, generally payable over six quarters, and an additional $4.5 million, which is contingent and payable on a pro-rata basis upon Trex Medical's resale of the product.

    Net cash used in investing activities during the first quarter of fiscal 1999 was $3.5 million. Excluding available-for-sale investments activity, the Company's primary investing activities during the first quarter of fiscal 1999 included an acquisition and capital expenditures. The Company expended $11.1 million, net of cash and short-term investments acquired, and $5.0 million of Trex Communications common stock, for the acquisition of LNR. At January 2, 1999, an additional $7.7 million was accrued for the purchase of LNR, $6.6 million of which was paid in January 1999. The shares of Trex Communications common stock issued for the acquisition of LNR carry certain redemption rights (Note 3). The Company also expended $2.1 million for property, plant, and equipment during the first quarter of fiscal 1999.

    The Company's financing activities used $18.4 million of cash during the first quarter of fiscal 1999. During the first quarter of fiscal 1999, a majority-owned subsidiary expended $17.0 million to purchase its own securities, which was funded from working capital. These purchases were made pursuant to authorizations by the subsidiary's Board of Directors, pursuant to which an additional $8.0 million may be purchased through December 1999.

    ThermoLase's capital expenditures during the remainder of fiscal 1999 will primarily be affected by the number of physicians and other domestic and international licensees engaged in its licensing programs. ThermoLase plans to expend approximately $0.9 million to renovate the original Greenhouse spa. In addition to expenditures by ThermoLase, the Company plans to make capital additions of approximately $19.5 million for its other businesses during the remainder of fiscal 1999. The Company expects that it will finance growth at its majority-owned and wholly owned subsidiaries through a combination of internal funds and/or short-term borrowings from Thermo Electron, although it has no agreement to ensure that funds will be available from Thermo Electron on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information-technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) contacting key suppliers and vendors to determine their year 2000 compliance status; and (iv) developing a contingency plan.

The Company's State of Readiness

    The Company has implemented a compliance program to ensure that its critical information-technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information-technology systems and facilities for year 2000 compliance, is substantially underway. During phase one, the Company will be testing and evaluating its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company is also evaluating the potential year 2000 impact on its critical facilities. The Company has begun phase two of its program, during which any noncompliant systems or facilities identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing such noncompliant information-technology systems. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information-technology systems and critical facilities will be year 2000 compliant by the end of September 1999. There can be no assurance that the Company will be able to identify all of the year 2000 problems with its critical information-technology systems and facilities.

    The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company will be able to identify all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant nor upgradable to make them year 2000 compliant. The Company is continuing to test and evaluate such products. The Company is focusing its efforts on products that are still under warranty, early in their expected life, and/or subject to FDA considerations related to the year 2000. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

    The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. The Company has started to follow-up and monitor the year 2000 compliance progress of significant suppliers and vendors that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The Company has not completed the majority of its assessment of third-party risk, but expects to be substantially completed by September 1999.

Contingency Plan

    The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. Year 2000 costs relating to products and facilities were funded from working capital. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

    The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from its exposure at fiscal year-end 1998.

PART II - OTHER INFORMATION

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of February 1999.

                                       THERMOTREX CORPORATION



                                       /s/ Paul F. Kelleher
                                       -------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       /s/ Theo Melas-Kyriazi
                                       -------------------------
                                       Theo Melas-Kyriazi
                                       Chief Financial Officer

                           THERMOTREX CORPORATION

                               EXHIBIT INDEX


Exhibit
Number     Description of Exhibits

 10.1 Agreement by and between Trex Medical Corporation and William J. Webb dated as of January 4, 1999 (filed as Exhibit 10.2 to Trex Medical's Quarterly Report on Form 10-Q for the quarter ended January 2, 1999 [File No. 1-11827] and incorporated herein by reference).

 10.2 Agreement by and between Trex Medical Corporation and Hal Kirshner dated as of February 2, 1999 (filed as Exhibit 10.3 to Trex Medical's Quarterly Report on Form 10-Q for the quarter ended January 2, 1999 [File No. 1-11827] and incorporated herein by reference).

 27        Financial Data Schedule.