Form 10-Q
period 1999-04-03
THERMOTREX CORP
filed 1999-05-12
CIK 875316

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                         Outstanding at April 30, 1999
  Common Stock, $.01 par value                    18,653,632


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             THERMOTREX CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $67,129 and $146,534 under                       $ 94,716   $157,107
   repurchase agreement with parent company)
 Available-for-sale investments, at quoted market value (amortized cost                      -      8,076
   of $8,086 in 1998)
 Accounts receivable, less allowances of $4,194 and $3,671                              71,484     85,790
 Unbilled contract costs and fees                                                       18,087      7,409
 Inventories:
   Raw materials and supplies                                                           43,640     38,788
   Work in process                                                                      26,072     20,134
   Finished goods                                                                       28,413     27,301
 Prepaid expenses and other assets                                                       4,470      5,890
 Prepaid and refundable income taxes                                                    19,995     13,988
                                                                                      --------   --------

                                                                                       306,877    364,483
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 90,033     82,506
 Less:  Accumulated depreciation and amortization                                       27,521     21,995
                                                                                      --------   --------

                                                                                        62,512     60,511
                                                                                      --------   --------

Notes Receivable from Related Parties                                                    6,667      6,667
                                                                                      --------   --------

Prepaid Income Taxes and Other Assets                                                    8,408      9,200
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Note 4)                            159,247    154,845
                                                                                      --------   --------

                                                                                      $543,711   $595,706
                                                                                      ========   ========




                             THERMOTREX CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3, October 3,
(In thousands except share amounts)                                                       1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Current maturities of long-term obligations                                          $    417    $   435
 Accounts payable                                                                       26,633     30,871
 Accrued payroll and employee benefits                                                  12,028     12,147
 Accrued warranty costs                                                                  7,935      9,233
 Customer deposits                                                                       4,510      5,476
 Accrued commissions                                                                     6,310      7,629
 Other accrued expenses (Notes 4 and 5)                                                 39,827     31,763
 Due to parent company and affiliated companies                                          4,351      5,252
                                                                                      --------   --------

                                                                                       102,011    102,806
                                                                                      --------   --------

Deferred Income Taxes                                                                    6,418      6,418
                                                                                      --------   --------

Deferred Lease Liability                                                                 1,514      1,172
                                                                                      --------   --------

Long-term Obligations:
 Subordinated convertible debentures (includes $18,225 and $14,500 of                  203,948    203,948
   related-party debt)
 Other                                                                                     568        697
                                                                                      --------   --------

                                                                                       204,516    204,645
                                                                                      --------   --------

Common Stock of Subsidiary Subject to Redemption                                        40,500     40,500
                                                                                      --------    -------

Minority Interest                                                                       71,355     90,578
                                                                                      --------    -------

Shareholders' Investment:
   Common stock, $.01 par value, 50,000,000 shares authorized; 19,590,466                  196        196
   shares issued
 Capital in excess of par value                                                         66,667     73,293
 Retained earnings                                                                      73,405     94,984
 Treasury stock at cost, 936,814 and 929,100 shares                                    (20,953)   (20,944)
 Accumulated other comprehensive items (Note 2)                                         (1,918)     2,058
                                                                                      --------   --------

                                                                                       117,397    149,587
                                                                                      --------   --------

                                                                                      $543,711   $595,706
                                                                                      ========   ========





The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOTREX CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues
 Product revenues                                                                     $ 76,372    $72,076
 Other revenues                                                                         10,016     10,487
                                                                                      --------   --------

                                                                                        86,388     82,563
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of product revenues                                                               44,474     41,665
 Cost of other revenues                                                                 18,190     11,242
 Selling, general, and administrative expenses                                          25,762     20,769
 Research and development expenses                                                      10,527      9,515
 Restructuring costs (Note 5)                                                            1,115          -
                                                                                      --------   --------

                                                                                       100,068     83,191
                                                                                      --------   --------

Operating Loss                                                                         (13,680)      (628)

Interest Income                                                                          1,223      3,654
Interest Expense (includes $132 and $228 to parent company)                             (2,113)    (2,522)
Gain on Issuance of Stock by Subsidiary                                                      -     23,798
Equity in Loss of Joint Ventures                                                             -       (420)
Other Income                                                                                52          -
                                                                                      --------   --------

Income (Loss) Before Income Taxes and Minority Interest                                (14,518)    23,882
Income Tax (Provision) Benefit                                                           1,787     (3,712)
Minority Interest (Expense) Income                                                       1,356     (1,311)
                                                                                      --------   --------

Net Income (Loss)                                                                     $(11,375)  $ 18,859
                                                                                      ========   ========

Earnings (Loss) per Share (Note 3):
 Basic                                                                                $   (.61)  $   1.02
                                                                                      ========   ========

 Diluted                                                                              $   (.61)  $    .83
                                                                                      ========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                  18,658     18,526
                                                                                      ========   ========

 Diluted                                                                                18,658     23,294
                                                                                      ========   ========






The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOTREX CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues
 Product revenues                                                                     $154,520   $143,750
 Other revenues                                                                         19,012     24,368
                                                                                      --------   --------

                                                                                       173,532    168,118
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of product revenues                                                               98,151     82,999
 Cost of other revenues                                                                 23,896     21,773
 Selling, general, and administrative expenses                                          54,616     41,161
 Research and development expenses                                                      20,668     18,906
 Restructuring costs (Note 5)                                                            1,115          -
                                                                                      --------   --------

                                                                                       198,446    164,839
                                                                                      --------   --------

Operating Income (Loss)                                                                (24,914)     3,279

Interest Income                                                                          3,081      6,925
Interest Expense (includes $262 and $557 to parent company)                             (4,225)    (4,755)
Gain on Issuance of Stock by Subsidiary                                                      -     23,798
Equity in Loss of Joint Ventures                                                          (200)      (820)
                                                                                      --------   --------

Income (Loss) Before Income Taxes and Minority Interest                                (26,258)    28,427
Income Tax (Provision) Benefit                                                           2,883     (6,022)
Minority Interest (Expense) Income                                                       1,796     (2,189)
                                                                                      --------   --------

Net Income (Loss)                                                                     $(21,579)  $ 20,216
                                                                                      ========   ========

Earnings (Loss) per Share (Note 3):
 Basic                                                                                $ (1.16)    $  1.08
                                                                                      ========   ========

 Diluted                                                                              $ (1.16)    $   .93
                                                                                      ========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                  18,660     18,772
                                                                                      ========   ========

 Diluted                                                                                18,660     22,889
                                                                                      ========   ========







The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOTREX CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income (loss)                                                                    $(21,579)   $20,216
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                         9,373      6,962
   Provision for losses on accounts receivable                                             643        437
   Gain on issuance of stock by subsidiary                                                   -    (23,798)
   Minority interest expense (income)                                                   (1,796)     2,189
   Increase in deferred income taxes                                                         -     (1,050)
   Other                                                                                 2,745        989
   Changes in current accounts, excluding the effects of acquisitions:
     Accounts receivable                                                                15,954    (11,431)
     Inventories and unbilled contract costs and fees                                  (16,499)    (3,353)
     Other current assets                                                               (3,764)      (747)
     Accounts payable                                                                   (3,524)    (2,703)
     Other current liabilities                                                          (3,578)     2,362
                                                                                      --------   --------

       Net cash used in operating activities                                           (22,025)    (9,927)
                                                                                      --------   --------

Investing Activities:
 Acquisitions, net of cash acquired (Note 4)                                           (20,112)    (7,174)
 Proceeds from sale and maturities of available-for-sale investments                     8,000      4,400
 Purchases of available-for-sale investments                                                 -     (4,000)
 Purchases of property, plant, and equipment                                            (5,162)    (5,004)
 Advance pursuant to notes receivable from related parties                                   -     (1,667)
 Other                                                                                     291        (41)
                                                                                      --------   --------

       Net cash used in investing activities                                           (16,983)   (13,486)
                                                                                      --------   --------

Financing Activities:
 Net proceeds from issuance of subordinated convertible debentures                           -    121,814
 Net proceeds from issuance of Company and subsidiaries common stock                       123     68,719
 Purchases of Company and subsidiaries common stock                                    (22,647)   (28,810)
 Repayment of note payable to parent company                                                 -    (11,000)
 Payment of withholding taxes related to stock option exercises                            (25)    (2,234)
 Other                                                                                     (28)         -
                                                                                      --------   --------

       Net cash provided by (used in) financing activities                             (22,577)   148,489
                                                                                      --------   --------

Exchange Rate Effect on Cash                                                              (806)         -
                                                                                      --------   --------

Increase (Decrease) in Cash and Cash Equivalents                                       (62,391)   125,076
Cash and Cash Equivalents at Beginning of Period                                       157,107    135,720
                                                                                      --------   --------

Cash and Cash Equivalents at End of Period                                            $ 94,716   $260,796
                                                                                      ========   ========


                             THERMOTREX CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Noncash Activities:
 Fair value of assets of acquired companies                                           $ 35,491    $ 7,787
 Cash paid for acquired companies                                                      (27,161)    (7,176)
 Amount payable for acquired company                                                    (5,464)         -
                                                                                      --------    -------

   Liabilities assumed of acquired companies                                          $  2,866    $   611
                                                                                      ========    =======






































The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoTrex Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, the results of operations for the three- and six-month periods ended April 3, 1999, and April
4, 1998, and the cash flows for the six-month periods ended April 3, 1999, and April 4, 1998. The Company's results of operations for the six-month periods ended April 3, 1999, and April 4, 1998, include 26 weeks and 27 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

2.     Comprehensive Income

      During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net-of-tax gains and losses on available-for-sale investments. During the second quarter of fiscal 1999 and 1998, the Company had a comprehensive loss of $14.4 million and comprehensive income of $18.9 million, respectively. During the first six months of fiscal
1999 and 1998, the Company had a comprehensive loss of $24.3 million and comprehensive income of $20.3 million, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended      Six Months Ended
                                                               April 3,    April 4,    April 3,   April 4,
(In thousands except per share amounts)                            1999        1998        1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income (Loss)                                              $(11,375)   $ 18,859    $(21,579)  $ 20,216
                                                               --------    --------    --------   --------

Weighted Average Shares                                          18,658      18,526      18,660     18,772
                                                               --------    --------    --------   --------

Basic Earnings (Loss) per Share                                $   (.61)   $   1.02    $  (1.16)  $   1.08
                                                               ========    ========    ========   ========




3.     Earnings (Loss) per Share (continued)

                                                                Three Months Ended        Six Months Ended
                                                               April 3,    April 4,    April 3,   April 4,
(In thousands except per share amounts)                            1999        1998        1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Diluted
Net Income (Loss)                                              $(11,375)  $  18,859   $(21,579)  $  20,216
Effect of:
 Convertible debentures                                               -         607          -       1,026
 Majority-owned subsidiaries' dilutive securities                     -         (26)         -         (44)
                                                               --------   ---------   --------   ---------

Income (Loss) Available to Common Shareholders, as Adjusted    $(11,375)  $  19,440   $(21,579)  $  21,198
                                                               ---------  ---------   ---------  ---------

Weighted Average Shares                                          18,658      18,526     18,660      18,772
Effect of:
 Convertible debentures                                               -       4,611          -       3,902
 Stock options                                                        -         157          -         215
                                                               --------   ---------   --------   ---------

Weighted Average Shares, as Adjusted                             18,658      23,294     18,660      22,889
                                                               --------   ---------   --------   ---------

Diluted Earnings (Loss) per Share                              $   (.61)  $     .83   $  (1.16)  $     .93
                                                               ========   =========   ========   =========


      The computation of diluted earnings per share for the three- and six-month periods ended April 3, 1999, excludes the effect of assuming the conversion of the Company's $88.9 million principal amount 3 1/4% subordinated convertible debentures, convertible at $27.00 per share, and the exercise of stock options, because the effect would be antidilutive. As of April 3, 1999, there were 1,171,883 options outstanding, with exercise prices ranging from $0.30 to $41.98 per share.

4.    Acquisition

      In November 1998, the Company's Trex Communications Corporation subsidiary acquired LNR Communications, Inc. (LNR) for approximately $18.8 million in cash and the right to receive 1,250,000 shares of Trex Communications common stock valued at approximately $5.0 million, net of cash and short-term securities acquired. Of the cash portion of the purchase price, $0.5 million had not been paid as of April 3, 1999, and was included in other accrued expenses in the accompanying fiscal 1999 balance sheet. The arrangement with the former owners of LNR permits them to receive shares of Trex Communications or up to $5.0 million in cash in lieu of the shares following the first anniversary of the acquisition and ending no later than August 2000. Accordingly, the maximum potential obligation of $5.0 million associated with this arrangement is included in other accrued expenses in the accompanying fiscal 1999 balance sheet. LNR is a Hauppauge, New York-based manufacturer of electronic subsystems and turnkey earth stations for the satellite communication market.

      This acquisition has been accounted for using the purchase method of accounting, and its results have been included in the accompanying financial statements from the date of acquisition. The aggregate cost of this acquisition exceeded the estimated fair value of the acquired net assets by $9.2 million, which is being amortized over 15 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates that the final purchase price allocation will differ materially from preliminary estimates.


      Based on unaudited data, the following table presents selected financial information of the Company and LNR on a pro forma basis, assuming the companies had been combined since the beginning of fiscal 1998.

                                                                    Three                    Six
                                                                  Months Ended           Months Ended
(In thousands except per share amounts)                             April 4,         April 3,    April 4,
                                                                      1998               1999        1998
-------------------------------------------------------- ------------------------- ------------ ----------

Revenues                                                               $86,707       $176,316     $177,388
Net Income (Loss)                                                       20,058        (21,802)      21,208
Earnings (Loss) per Share:
 Basic                                                                    1.08          (1.17)        1.13
 Diluted                                                                   .89          (1.17)         .97

      The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of LNR been made at the beginning of fiscal 1998.

      In connection with the acquisition of LNR, Trex Communications has undertaken a restructuring of the acquired business. This restructuring is expected to primarily include a reduction in staffing levels. In accordance with the requirements of Emerging Issues Task Force Pronouncement (EITF) 95-3, as part of the cost of the acquisition, Trex Communications established a reserve of approximately $0.9 million for restructuring LNR, primarily for severance, of which $0.2 million was expended at April 3, 1999. As of April 3, 1999, the remaining liability for restructuring LNR was $0.7 million and is included in other accrued expenses in the accompanying balance sheet. Unresolved matters at April 3, 1999, included completion of planned severances. In accordance with the requirements of EITF 95-3, Trex Communications will finalize its restructuring plan for LNR no later than one year from the date of acquisition.

5.     Restructuring Costs

      During the second quarter of fiscal 1999, the Corporation recorded restructuring costs of $1.1 million. Restructuring costs, which were accounted for in accordance with EITF 94-3, related to severance costs for 72 employees across all functions at the Company's Trex Medical Corporation subsidiary and the Company's corporate office, all of whom terminated employment in the second quarter of fiscal 1999. As of April 3, 1999, the Company had expended $0.7 million of the established reserve. The remaining liability for severance of $0.4 million is included in other accrued expenses in the accompanying balance sheet as of April 3, 1999, and is expected to be paid over the following twelve months.

      In May 1999, Trex Medical announced that it plans to incur additional restructuring and related costs of approximately $11 million, primarily for consolidation of manufacturing facilities and severance. Trex Medical expects to incur approximately $6 - $7 million of such costs in the third fiscal quarter and the remainder as the related costs are incurred over the following several quarters.

      During fiscal 1998, the Company's ThermoLase Corporation subsidiary initiated certain restructuring activities, including the announced closure of three domestic spas and termination of a joint venture that operated its spa in France. Two of the domestic spas were closed during the first quarter of fiscal
1999. ThermoLase announced the closure of two additional spas in May 1999, and expects to sell or close other spas during the remainder of fiscal 1999. As of October 3, 1998, ThermoLase had accrued $5.2 million associated with the actions announced in fiscal 1998. During the six months ended April 3, 1999, ThermoLase expended $2.6 million for payments associated with terminating certain contractual agreements of the French joint venture, closing the spa in France, and severance. As of April 3, 1999, the remaining obligation for restructuring activities totaled $2.5 million, which primarily represents $2.3 million of lease payments on the facilities being closed, net of assumed sublease receipts, and ongoing costs of severance. Closure or sale of additional spas will result in charges for asset impairment and losses on operating lease obligations, depending on the terms of such arrangements.


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

      Trex Medical designs, manufactures, and markets mammography equipment and minimally invasive digital breast-biopsy systems; general-purpose and specialized medical X-ray equipment, including imaging systems used during interventional cardiac procedures such as balloon angioplasty; and dental X-ray systems. Trex Medical sells its products principally through dealers and direct sales. In addition, Trex Medical manufactures systems and system components as an original equipment manufacturer (OEM) for the General Electric Medical
Systems division of the General Electric Company. Trex Medical has five operating units: Lorad, a manufacturer of mammography and digital breast-biopsy systems; Bennett X-Ray Corporation, a manufacturer of general-purpose X-ray, mammography, and breast-biopsy equipment; XRE Corporation, a manufacturer of X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions, and a manufacturer of physiological monitoring equipment and digital-image archiving and networking systems used in cardiac catheterization procedures; Continental X-Ray Corporation, a manufacturer of general-purpose and specialized X-ray systems; and Trophy
Radiologie S.A., a French manufacturer of dental and medical X-ray systems, specializing in digital dental technology.

      During fiscal 1999, Trex Medical experienced a decline in business due to the loss of an OEM customer and lower demand for its products resulting from a decline in the domestic and international radiographic market and a decline in international sales of cardiac catheterization systems. In response, Trex
Medical initiated small-scale restructuring activities in the second quarter of fiscal 1999 and followed these actions with a larger restructuring plan in the third quarter of fiscal 1999. The restructuring activities announced in the third quarter include consolidation of manufacturing facilities and headcount reductions to achieve product material cost improvements and focus on cost efficiencies. Trex Medical expects to record restructuring and other charges of approximately $11 million relating to these actions, of which approximately $6 -
$7 million will be recorded in the third fiscal quarter and the remainder will be recorded as the related costs are incurred over the following several quarters.

      ThermoLase has developed a laser-based system called SoftLight(R) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using the SoftLight system. ThermoLase began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial location (Spa Thira) in November 1995. ThermoLase opened a total of four spas during fiscal 1996, opened nine additional spas during fiscal 1997, and opened its fourteenth spa in October 1997. In May 1998, ThermoLase received clearance from the FDA to market cosmetic skin-resurfacing services using the same laser as ThermoLase's hair-removal system. In this process, the laser's energy reacts with an activating lotion, creating heat and mechanical energy that remove the tough outer layer of dead skin. The treatment, known as the SoftLight Laser
Peel, is being offered at all of ThermoLase's day spa locations, as well as through participating licensees.



Overview (continued)

      In connection with its acquisition of The Greenhouse Spa, Inc. in June
1998, a full-service, luxury, destination spa, ThermoLase converted 11 domestic
Spa Thiras to Greenhouse day spas, which, in addition to hair-removal and skin-resurfacing services, offer more traditional day-spa services, such as massages and facials. ThermoLase closed two of its domestic spas in November
1998, announced the closure of its Chicago and Boca Raton spas on May 7, 1999, and expects to sell or close additional domestic spas during the remainder of fiscal 1999. ThermoLase's future results of operations will be materially affected by the success of the Greenhouse day spas as well as by decisions to sell or close additional spas. Closure of spas or sale of facilities at less than their carrying value would have a material adverse effect on future results of operations. ThermoLase's investment in spa assets and lasers totaled approximately $27.0 million at April 3, 1999. In addition, at April 3, 1999,
ThermoLase had operating lease commitments of approximately $24.0 million related to its spas, other than those announced as closing in fiscal 1998. As additional spas close in the future, the amount of lease obligations related to such spas in excess of income from subleasing the facilities will be recorded as a loss.

      In June 1996, ThermoLase commenced a program to license to physicians and others the right to perform the ThermoLase's patented SoftLight hair-removal procedure. ThermoLase also provides the licensees with the lasers and lotion that are necessary to perform the service. In June 1998, ThermoLase began to offer the SoftLight Laser Peel procedure through its spas and other licensees.

      During the second quarter of fiscal 1998, ThermoLase began to experience a decrease in revenues from its hair-removal services. In response to this trend and in an attempt to establish price points and other conditions designed to increase demand and revenues, in April 1998 ThermoLase significantly reduced treatment prices at its spa locations and has modified the terms and conditions offered to licensees. Under the terms of the modified licenses, per-procedure royalties have been reduced or eliminated and a minimum royalty and/or flat periodic fee requirement was introduced. In addition, ThermoLase now offers licensees the opportunity to purchase or lease SoftLight lasers in lieu of paying ongoing license fees. As a result of these changes and other factors, there has been a net reduction of 48% in the number of licensees from the number under agreement at the end of fiscal 1998.

      Beginning in January 1996, ThermoLase sought to market the SoftLight system internationally through joint ventures and other licensing arrangements.
ThermoLase liquidated its joint venture relating to the SoftLight system in France in the fourth quarter of fiscal 1998 and has terminated its licensing arrangements in certain other countries. ThermoLase is no longer seeking to expand its international presence.

      ThermoLase also manufactures and markets skin-care, bath, and body products, and markets dietary supplements through its Creative Beauty
Innovations, Inc. (CBI) subsidiary, which also manufactures the lotion used in the SoftLight hair-removal and skin-resurfacing processes.

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


Results of Operations

Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998

      Total revenues increased to $86.4 million in the second quarter of fiscal
1999 from $82.6 million in the second quarter of fiscal 1998. Revenues from the Medical Products segment, excluding intersegment sales, decreased to $59.2 million in fiscal 1999 from $66.1 million in fiscal 1998. Revenues increased
$15.6 million as a result of the acquisition of Trophy in April 1998. Excluding
Trophy, Medical Products segment revenues decreased $22.5 million. Revenues decreased at XRE by $9.6 million, primarily due to the inclusion in fiscal 1998 of a $6.7 million cardiac catherization system sale to a Russian customer and, to a lesser extent, lower demand. Revenues decreased at Lorad by $7.9 million, primarily due to the termination of an OEM contract with United States Surgical
Corporation (U.S. Surgical), which accounted for $11.3 million of revenues in the fiscal 1998 period. This decrease was offset in part by higher demand for mammography systems and mammography system upgrade components. Revenues decreased at Bennett and Continental primarily due to lower demand in both businesses for general-purpose X-ray systems and, at Continental, for radiographic/fluoroscopic systems.

      Personal-care Products and Services segment revenues increased to $9.8 million in the second quarter of fiscal 1999 from $8.1 million in the second quarter of fiscal 1998. ThermoLase earned service revenues of $4.0 million in fiscal 1999, compared with $2.9 million in fiscal 1998, primarily due to the inclusion of $1.1 million in revenues from The Greenhouse Spa, Inc., acquired in June 1998. International revenues increased due to the receipt of a $0.2 million final installment of a minimum guaranteed payment recorded upon granting technology rights under an international licensing arrangement and an increase in licensing fees. Spa revenues increased as a result of ThermoLase's recent conversion of its existing spas to Greenhouse day spas, offset in part by a decrease in revenue due to the closure of ThermoLase's LaJolla and Miami spas during the first quarter of fiscal 1999. These increases in service revenues were offset in part by a decrease in revenues from ThermoLase's licensing program in fiscal 1999 compared with fiscal 1998, due to a reduction in the number of participating licensees, a reduction in royalty rates and other changes to the financial terms of the licenses, and a decrease in the number of one-time fees from new licensees.

      Product revenues at ThermoLase include sales by CBI, and in the fiscal
1999 period, beauty product sales at ThermoLase's spas and lasers sold in international and domestic markets. Revenues at CBI decreased to $5.0 million in the second quarter of fiscal 1999 from $5.2 million in the second quarter of fiscal 1998, primarily due to a decrease in private label sales, offset in part by sales of its new branded product lines, introduced in the fourth quarter of fiscal 1998. This decrease in CBI revenues was more than offset by revenues from the sale of SoftLight lasers, as well as sales of beauty products at the spas.

      Advanced Technology Research segment revenues, excluding segment sales, increased to $17.4 million in the second quarter of fiscal 1999 from $8.4 million in the second quarter of fiscal 1998. Revenues increased $9.2 million due to the inclusion of revenues from EMP, acquired in May 1998 and LNR, acquired in November 1998.

      The gross profit margin was 27% in the second quarter of fiscal 1999, compared with 36% in the second quarter of fiscal 1998. The Medical Products segment gross profit margin, excluding intersegment sales, decreased to 34% in the second quarter of fiscal 1999 from 42% in the second quarter of fiscal 1998, primarily due to lower sales of higher-margin products at a majority of Trex
Medical's operating units and inventory provisions of $2.4 million. The
Personal-care Products and Services segment gross profit margin, excluding intersegment sales, decreased to negative 17% in fiscal 1999 from negative 13% in fiscal 1998. ThermoLase's services revenues had a negative gross profit of $4.0 million in fiscal 1999, compared with negative gross profit of $2.9 million in fiscal 1998. This decrease was primarily due to an increase in spa-specific marketing and advertising expenses related to the Company's recent conversion of its existing spas to Greenhouse day spas. To a lesser extent, the gross profit margin decreased due to a decline in initial sign-up fees relating to the licensing program, which have a relatively high gross profit margin.


Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998 (continued)

The gross profit margin at CBI increased to 32% in fiscal 1999 from 31% in fiscal 1998, primarily due to a reduction in overhead. The gross profit margin from the Advanced Technology Research segment, excluding intersegment sales, decreased to 31% in fiscal 1999 from 36% in fiscal 1998. The decrease was primarily due to the inclusion of lower-margin revenues at EMP and LNR.

      Selling, general, and administrative expenses as a percentage of revenues increased to 30% in the second quarter of fiscal 1999 from 25% in the second quarter of fiscal 1998. The Medical Products segment selling, general, and administrative expenses as a percentage of revenues, excluding intersegment sales, increased to 29% in fiscal 1999 from 18% in fiscal 1998, primarily due to a decrease in revenues at Trex Medical, excluding Trophy. To a lesser extent, selling, general, and administrative expenses as a percentage of revenues increased due to the inclusion of Trophy, which has higher costs as a percentage of revenues. The Personal-care Products and Services segment selling, general, and administrative expenses as a percentage of revenues decreased to 37% in fiscal 1999 from 71% in fiscal 1998, primarily due to the ongoing cost reduction efforts implemented by ThermoLase during the second half of fiscal 1998.

      Research and development expenses increased to $10.5 million in the second quarter of fiscal 1999 from $9.5 million in the second quarter of fiscal 1998.
An increase in research and development spending, primarily at Trex Medical due to the inclusion of $1.9 million of expenses at Trophy, was offset in part by ThermoLase's decrease in spending related primarily to a reduction in the number of outside testing facilities and consultants used, as well as a reduction in payroll costs.

      Restructuring costs of $1.1 million in the second quarter of fiscal 1999 represents severance costs for the termination of certain employees, all of whom had been terminated as of April 3, 1999 (Note 5).

      Interest income decreased to $1.2 million in the second quarter of fiscal
1999 from $3.7 million in the second quarter of fiscal 1998, as a result of lower average invested cash balances due primarily to Trex Medical's acquisition of Trophy in April 1998 and due to the funding of losses at ThermoLase. Interest expense decreased to $2.1 million in the second quarter of fiscal 1999 from $2.5 million in the second quarter of fiscal 1998, primarily due to the purchase by the Company of a portion of its subordinated convertible debentures in the fourth quarter of fiscal 1998.

      During the second quarter of fiscal 1998, the Company recorded a gain of $23.8 million from the issuance of stock by Trex Medical.

      The effective tax rate in the second quarter of fiscal 1999 and 1998 reflects the establishment of a valuation allowance for the tax benefit associated with losses arising at ThermoLase during the periods. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The
Company believes that it is more likely than not that tax benefits that arose during the periods will not be used by ThermoLase prior to their expiration. The effective tax rate in the second quarter of fiscal 1998 was lower than the statutory federal income tax rate primarily due to the impact of a nontaxable gain on issuance of subsidiary stock, offset in part by the effect of establishing a valuation allowance for ThermoLase losses and of state income taxes and certain nondeductible expenses, including amortization of cost in excess of net assets of acquired companies.

      The Company recorded minority interest income of $1.4 million in the second quarter of fiscal 1999, compared with minority interest expense of $1.3 million in the second quarter of fiscal 1998, primarily due to a loss at Trex
Medical in the fiscal 1999 period. The Company is unable to record minority interest income in ThermoLase's net loss, because the Company's minority interest liability related to ThermoLase has been reduced to zero.


First Six Months Fiscal 1999 Compared With First Six Months Fiscal 1998

      Total revenues increased to $173.5 million in the first six months of fiscal 1999 from $168.1 million in the first six months of fiscal 1998. Medical
Products segment revenues, excluding intersegment sales, decreased to $123.5 million in fiscal 1999 from $129.8 million in fiscal 1998. Revenues increased
$40.7 million as a result of the acquisition of Trophy in April 1998. Excluding
Trophy, Medical Products segment revenues decreased $47.0 million. Revenues decreased at Lorad by $21.2 million, primarily due to the loss of an OEM contract with U.S. Surgical, which accounted for $22.8 million of revenues in the fiscal 1998 period. This decrease was offset in part by higher demand for mammography systems and mammography system upgrade components. Revenues decreased at XRE, Bennett, and Continental primarily due to the reasons discussed in the results of operations for the second quarter.

      Personal-care Products and Services segment revenues decreased to $19.4 million in the first six months of fiscal 1999 from $21.5 million in the first six months of fiscal 1998. ThermoLase earned service revenues of $6.8 million in fiscal 1999, compared with $9.9 million in fiscal 1998. International revenues decreased due to a decline in minimum guaranteed payments recorded upon granting technology rights under international licensing arrangements, offset in part by an increase in licensing fees. Revenues from ThermoLase's licensing program decreased in fiscal 1999 compared with fiscal 1998, due to a reduction in the number of participating licensees, a reduction in royalty rates and other changes to the financial terms of the licenses, and a decrease in the number of one-time fees from new licensees. Spa revenues decreased due to reduced demand and price reductions at ThermoLase's spas in fiscal 1999 compared with fiscal
1998, as well as the closure of ThermoLase's LaJolla and Miami spas during the first quarter of fiscal 1999. These decreases in revenues were offset in part by the inclusion of $1.9 million in revenues from The Greenhouse Spa, Inc., acquired in June 1998.

      Product revenues at ThermoLase include sales by CBI, and in the fiscal
1999 period, beauty product sales at ThermoLase's spas and laser sales. Revenues at CBI decreased to $11.0 million in the first six months of fiscal 1999 from $11.6 million in the first six months of fiscal 1998, primarily due the reasons discussed in the results of operations for the second quarter. This decrease in CBI revenues was more than offset by revenues from the sale of SoftLight lasers, as well as sales of beauty products at the spas.

      Advanced Technology Research segment revenues, excluding intersegment sales, increased to $30.6 million in the first six months of fiscal 1999 from $16.8 million in the first six months of fiscal 1998. Revenues increased $14.2 million due to the inclusion of revenues from EMP, acquired in May 1998 and LNR, acquired in November 1998.

      The gross profit margin was 30% in the first six months of fiscal 1999, compared with 38% in the first six months of fiscal 1998. The Medical Products segment gross profit margin, excluding intersegment sales, decreased to 37% in the first six months of fiscal 1999 from 42% in the first six months of fiscal
1998, primarily due to the reasons discussed in the results of operations for the second quarter. The Personal-care Products and Services segment gross profit margin, excluding intersegment sales, decreased to negative 16% in the first six months of fiscal 1999 from 12% in the first six months of fiscal 1998.
ThermoLase's service revenues had a negative gross profit of $7.9 million in fiscal 1999, compared with a negative gross profit of $1.5 million in fiscal
1998. This decrease was primarily due to a decline in minimum guaranteed payments relating to international licensing arrangements and initial sign-up fees relating to the licensing program, both of which have a relatively high gross profit margin. To a lesser extent, the gross profit margin decreased due to an increase in spa-specific marketing and advertising expenses related to ThermoLase's recent conversion of its existing spas to Greenhouse day spas and a decrease in spa revenues. The gross profit margin at CBI decreased to 29% in the first six months of fiscal 1999 from 31% in the first six months of fiscal 1998, primarily due to a decrease in revenues, as well as changes in product mix. The gross profit margin from the Advanced Technology Research segment, excluding intersegment sales, decreased to 30% in the first six months of 1999 from 37% in the first six months of fiscal 1998. The decrease was primarily due to the inclusion of lower-margin revenues at EMP and LNR.



First Six Months Fiscal 1999 Compared With First Six Months Fiscal 1998 (continued)

      Selling, general, and administrative expenses as a percentage of revenues increased to 31% in the first six months of fiscal 1999 from 24% in the first six months of fiscal 1998, primarily due to the reasons discussed in the results of operations for the second quarter.

      Research and development expenses increased to $20.7 million in the first six months of fiscal 1999 from $18.9 million in the first six months of fiscal
1998. An increase in research and development spending, primarily at Trex
Medical due to the inclusion of $3.9 million of expenses at Trophy, was offset in part by ThermoLase's decrease in spending related primarily to a reduction in the number of outside testing facilities and consultants used, as well as a reduction in payroll costs.

      Restructuring costs of $1.1 million in the first six months of fiscal 1999 represents severance costs for the termination of certain employees (Note 5), all of whom had been terminated as of April 3, 1999.

      Interest income decreased to $3.1 million in the first six months of fiscal 1999 from $6.9 million in the first six months of fiscal 1998, primarily due to the reasons discussed in the results of operations for the second quarter. Interest expense decreased to $4.2 million in the first six months of fiscal 1999 from $4.8 million in the first six months of fiscal 1998, primarily due to the reason discussed in the results of operations for the second quarter.

      During the first six months of fiscal 1998, the Company recorded gains of $23.8 million from the issuance of stock by Trex Medical.

      Equity in losses of joint ventures in the accompanying statement of operations represents ThermoLase's proportionate share of losses from its international joint ventures.

      The effective tax rate in the first six months of fiscal 1999 reflects the establishment of a valuation allowance for the tax benefit associated with losses arising at ThermoLase during the period. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes." The Company believes that it is more likely than not that tax benefits that arose during the period will not be used by ThermoLase prior to their expiration. The effective tax rate in the first six months of fiscal 1998 was lower than the statutory federal income tax rate primarily due to the impact of a material gain on issuance of subsidiary stock offset in part by the affect of state income taxes and certain nondeductible expenses, including amortization of cost in excess of net assets of acquired companies.

      The Company recorded minority interest income of $1.8 million in the first six months of fiscal 1999, compared with minority interest expense of $2.2 million in the first six months of fiscal 1998, primarily due to losses at Trex
Medical in the fiscal 1999 period. The Company is unable to record minority interest income in ThermoLase's net loss, because the Company's minority interest liability related to ThermoLase has been reduced to zero.

Liquidity and Capital Resources

      Consolidated working capital was $204.9 million at April 3, 1999, compared with $261.7 million at October 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $94.7 million at April
3, 1999, compared with $165.2 million at October 3, 1998. Of the $94.7 million balance at April 3, 1999, $58.8 million was held by the Company's majority-owned subsidiaries, and the remainder was held by the Company and its wholly owned subsidiary.




Liquidity and Capital Resources (continued)

      Net cash used in operating activities during the first six months of fiscal 1999 was $22.0 million. Cash was primarily used to fund the Company's loss, excluding noncash items. A decrease in accounts receivable provided $16.0 million of cash during the period, due primarily to lower revenues at a majority of Trex Medical's subsidiaries and, to a lesser extent, improved collections.
The Company used $16.5 million of cash during the period to fund an increase in inventories and unbilled contract costs and fees primarily due to lower than expected sales at Trex Medical. The Company used $3.6 million during the period to reduce other current liabilities, primarily as a result of federal and state income tax payments for fiscal 1998. In connection with the restructuring actions commenced at Trex Medical in the third quarter of fiscal 1999, Trex
Medical expects to expend approximately $8 million in cash costs, primarily during the remainder of calendar 1999.

      In connection with the acquisition of U.S. Surgical by Tyco International, Ltd., and U.S. Surgical's decision to focus on other areas of its business, Trex
Medical has committed to purchase inventories that had been sold to U.S.
Surgical in prior periods totaling approximately $6.7 million, which will be payable over the following several quarters.

      Net cash used in investing activities during the first six months of fiscal 1999 was $17.0 million. The Company expended $20.1 million, net of cash and short-term investments acquired, for acquisitions. Up to an additional $5.0 million of cash or shares of Trex Communications common stock will be paid for a November 1998 acquisition (Note 4). The Company also expended $5.2 million for property, plant, and equipment during fiscal 1999.

      The Company's financing activities used $22.6 million of cash during the first six months of fiscal 1999. During this period, a majority-owned subsidiary expended $22.6 million to purchase its own securities, which was funded from working capital. These purchases were made pursuant to authorizations by the subsidiary's Board of Directors, pursuant to which an additional $2.4 million may be purchased through December 1999.

      ThermoLase's capital expenditures during the remainder of fiscal 1999 will primarily be affected by the number of physicians and other domestic and international licensees engaged in its licensing programs. ThermoLase plans to expend approximately $0.9 million to renovate the original Greenhouse Spa in Arlington, Texas. In addition to expenditures by ThermoLase, the Company plans to make capital additions of approximately $16.5 million for its other businesses during the remainder of fiscal 1999. The Company expects that it will finance acquisitions of businesses, if any, at its majority-owned and wholly owned subsidiaries through a combination of internal funds and/or short-term borrowings from Thermo Electron, although it has no agreement to ensure that funds will be available from Thermo Electron on acceptable terms or at all. The
Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future, although if losses at ThermoLase are not reduced, ThermoLase may not be able to remain in business.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information-technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical


Year 2000 (continued)

facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or facilities identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing its material noncompliant information technology systems and this process was approximately 50% complete as of April 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information-technology systems and critical facilities will be year 2000 compliant by the end of September 1999. There can be no assurance that the Company will be able to identify all of the year 2000 problems with its critical information technology systems and facilities.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant nor capable of being upgraded to make them year 2000 compliant. The Company is continuing to test and evaluate such products. The Company is focusing its efforts on products that are still under warranty, early in their expected life, and/or subject to FDA considerations related to the year 2000. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow-up with significant suppliers and vendors that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The Company has not completed the majority of its assessment of third-party risk, but expects to be substantially completed by September 1999.

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



Year 2000 (continued)

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected.
There is expected to be a significant amount of litigation relating to the year
2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from its exposure at fiscal year-end 1998.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holder

      On March 11, 1999, at the Annual Meeting of Shareholders, the shareholders elected seven incumbent directors to a one-year term expiring in 2000.  The directors elected at the meeting where:  Mr. Morton
Collins, Mr. Peter O. Crisp, Mr. Paul F. Ferrari, Dr. George N. Hatsopoulos, Mr. Robert C. Howard, Mr.
John T. Keiser, and Dr. Nicholas T. Zervas.  Mr. Collins and Mr. Crisp each received 17,012,836 shares voted in favor of his election and 141,043 shares voted against.  Mr. Ferrari, Mr. Howard, Mr. Keiser, and Dr. Zervas each received 17,012,636 shares voted in favor of his election and 141,243 shares voted against.  Dr. Hatsopoulos received 17,012,423 shares voted in favor of his election and 141,456 shares voted against.  Mr. Gary S. Weinstein was not reelected as a director and received 6,398,627 shares voted in favor of his election and 10,755,252 shares voted against.  No abstentions or broker nonvotes were recorded on the election of directors.



Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On February 24, 1999, the Company filed a Current Report on Form 8-K with respect to the resignation of its Chairman and Chief Executive Officer, and the appointment of a new Chairman and Interim President pending a permanent replacement.

      On May 6, 1999, the Company filed a Current Report on Form 8-K with respect to restructuring and other charges by Trex Medical Corporation totaling approximately $11 million.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of May 1999.

                                              THERMOTREX CORPORATION



                                              /s/ Paul F. Kelleher
                                              -------------------------
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                              /s/ Theo Melas-Kyriazi
                                              -------------------------
                                              Theo Melas-Kyriazi
                                              Chief Financial Officer


                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibits

   27          Financial Data Schedule.

