Form 10-Q
period 1999-07-03
THERMOTREX CORP
filed 1999-08-13
CIK 875316

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                         Outstanding at July 30, 1999
           Common Stock, $.01 par value                     22,369,077



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             THERMOTREX CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents (includes $146,534 under repurchase                        $ 33,065   $157,107
   agreement with parent company in fiscal 1998)
 Advance to affiliate (Note 7)                                                          64,130          -
 Available-for-sale investments, at quoted market value (amortized                      29,467      8,076
   cost of $29,454 and $8,086)
 Accounts receivable, less allowances of $5,757 and $3,671 (Notes 5 and 6)              75,967     85,790
 Unbilled contract costs and fees                                                       15,605      7,409
 Inventories:
   Raw materials and supplies                                                           33,700     38,788
   Work in process                                                                      27,844     20,134
   Finished goods                                                                       20,466     27,301
 Prepaid expenses and other assets                                                       3,087      5,890
 Prepaid and refundable income taxes                                                    24,857     13,988
                                                                                      --------   --------

                                                                                       328,188    364,483
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost (Note 5)                                        37,952     82,506
 Less:  Accumulated depreciation and amortization                                       15,925     21,995
                                                                                      --------    -------

                                                                                        22,027     60,511
                                                                                      --------   --------

Prepaid Income Taxes and Other Assets (Notes 5 and 6)                                   11,928     15,867
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Notes 4 and 5)                     143,216    154,845
                                                                                      --------   --------

                                                                                      $505,359   $595,706
                                                                                      ========   ========



                             THERMOTREX CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3, October 3,
(In thousands except share amounts)                                                       1999      1998
----------------------------------------------------------------------------------- ---------- ----------

Current Liabilities:
 Current maturities of long-term obligations                                          $     56    $   435
 Accounts payable                                                                       28,735     30,871
 Accrued payroll and employee benefits                                                  11,407     12,147
 Accrued warranty costs                                                                  8,362      9,233
 Customer deposits                                                                       2,759      5,476
 Accrued commissions                                                                     5,202      7,629
 Accrued restructuring costs (Note 5)                                                   27,374      5,153
 Other accrued expenses (Note 4)                                                        37,081     26,610
 Due to parent company and affiliated companies                                          2,101      5,252
                                                                                      --------   --------

                                                                                       123,077    102,806
                                                                                      --------   --------

Deferred Income Taxes                                                                    6,418      6,418
                                                                                      --------   --------

Deferred Lease Liability                                                                   195      1,172
                                                                                      --------   --------

Long-term Obligations:
 Subordinated convertible debentures (includes $18,225 and $14,500 of                  203,948    203,948
   related-party debt)
 Other                                                                                     488        697
                                                                                      --------   --------

                                                                                       204,436    204,645
                                                                                      --------   --------

Common Stock of Subsidiary Subject to Redemption                                        40,500     40,500
                                                                                      --------   --------

Minority Interest                                                                       67,656     90,578
                                                                                      --------   --------

Shareholders' Investment:
   Common stock, $.01 par value, 50,000,000 shares authorized;                             233        196
   23,302,518 and 19,590,466 shares issued (Note 9)
 Capital in excess of par value                                                        108,673     73,293
 Retained earnings (accumulated deficit)                                               (21,706)    94,984
 Treasury stock at cost, 936,814 and 929,100 shares                                    (20,953)   (20,944)
 Deferred compensation                                                                    (615)         -
 Accumulated other comprehensive items (Note 2)                                         (2,555)     2,058
                                                                                      --------   --------

                                                                                        63,077    149,587
                                                                                      --------   --------

                                                                                      $505,359   $595,706
                                                                                      ========   ========


The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOTREX CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                       July 3,     July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Product revenues                                                                     $ 80,788    $77,795
 Other revenues                                                                         11,080     11,094
                                                                                      --------    -------

                                                                                        91,868     88,889
                                                                                      --------    -------

Costs and Operating Expenses:
 Cost of product revenues (Note 5)                                                      65,282     43,572
 Cost of other revenues                                                                 14,266     10,527
 Selling, general, and administrative expenses (Note 5)                                 27,955     22,882
 Research and development expenses                                                       9,905      9,864
 Restructuring and nonrecurring costs (Note 5)                                          72,266      1,917
                                                                                      --------    -------

                                                                                       189,674     88,762
                                                                                      --------    -------
Operating Income (Loss)                                                                (97,806)       127

Interest Income                                                                          1,163      3,297
Interest Expense (includes $171 and $228 to related party)                              (2,181)    (2,423)
Equity in Loss of Joint Ventures                                                             -        (85)
Other Expense (Note 5)                                                                  (5,666)         -
                                                                                      --------    -------

Income (Loss) Before Income Taxes and Minority Interest                               (104,490)       916
Income Tax (Provision) Benefit                                                           5,350     (4,035)
Minority Interest (Expense) Income                                                       4,029     (1,724)
                                                                                      --------    -------

Net Loss                                                                              $(95,111)   $(4,843)
                                                                                      ========    =======

Basic and Diluted Loss per Share (Note 3)                                             $  (4.82)   $  (.26)
                                                                                      ========    =======

Basic and Diluted Weighted Average Shares (Note 3)                                      19,714     18,608
                                                                                      ========    =======













The accompanying notes are an integral part of these consolidated financial statements.



                             THERMOTREX CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Product revenues                                                                    $ 235,308   $221,545
 Other revenues                                                                         30,092     35,462
                                                                                     ---------   --------

                                                                                       265,400    257,007
                                                                                     ---------   --------

Costs and Operating Expenses:
 Cost of product revenues (Note 5)                                                     163,433    126,571
 Cost of other revenues                                                                 38,162     32,300
 Selling, general, and administrative expenses (Note 5)                                 82,571     64,043
 Research and development expenses                                                      30,573     28,770
 Restructuring and nonrecurring costs (Note 5)                                          73,381      1,917
                                                                                     ---------   --------

                                                                                       388,120    253,601
                                                                                     ---------   --------

Operating Income (Loss)                                                               (122,720)     3,406

Interest Income                                                                          4,244     10,222
Interest Expense (includes $433 and $785 to related party)                              (6,406)    (7,178)
Gain on Issuance of Stock by Subsidiary                                                      -     23,798
Equity in Loss of Joint Ventures                                                          (200)      (905)
Other Expense (Note 5)                                                                  (5,666)         -
                                                                                     ---------   --------

Income (Loss) Before Income Taxes and Minority Interest                               (130,748)    29,343
Income Tax (Provision) Benefit                                                           8,233    (10,057)
Minority Interest (Expense) Income                                                       5,825     (3,913)
                                                                                     ---------   --------

Net Income (Loss)                                                                    $(116,690)  $ 15,373
                                                                                     =========   ========

Earnings (Loss) per Share (Note 3):
 Basic                                                                               $   (6.14)  $    .82
                                                                                     =========   ========

 Diluted                                                                             $   (6.14)  $    .73
                                                                                     =========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                  19,012     18,717
                                                                                     =========   ========

 Diluted                                                                                19,012     23,039
                                                                                     =========   ========






The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOTREX CORPORATION


                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                       July 3,    July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income (loss)                                                                   $(116,690)  $ 15,373
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                      14,216     10,901
     Provision for losses on accounts receivable (Note 5)                                3,160        818
     Gain on issuance of stock by subsidiary                                                 -    (23,798)
     Minority interest expense (income)                                                 (5,825)     3,913
     Increase in deferred income taxes                                                       -     (1,085)
     Noncash restructuring costs (Note 5)                                               45,059          -
     Other noncash items (Note 5)                                                       18,350      2,292
     Changes in current accounts, excluding the effects of acquisitions and dispositions:
        Accounts receivable                                                             11,371    (17,729)
        Inventories and unbilled contract costs and fees                                (8,900)    (7,881)
        Other current assets                                                            (9,506)       171
        Accounts payable                                                                  (955)    (7,355)
        Other current liabilities                                                       18,812     (5,389)
                                                                                     ---------   --------

          Net cash used in operating activities                                        (30,908)   (29,769)
                                                                                     ---------   --------

Investing Activities:
 Advances to affiliate, net (Note 7)                                                   (64,130)         -
 Acquisitions, net of cash acquired (Note 4)                                           (18,759)   (44,461)
 Purchases of available-for-sale investments                                           (30,000)    (4,000)
 Proceeds from sale and maturities of available-for-sale investments                     8,000      8,400
 Purchases of property, plant, and equipment                                            (9,625)    (7,532)
 Proceeds from sale of property, plant, and equipment                                    1,595          -
 Advance pursuant to notes receivable from related parties                                   -     (1,667)
 Other                                                                                     619     (1,072)
                                                                                     ---------   --------

          Net cash used in investing activities                                       (112,300)   (50,332)
                                                                                     ---------   --------

Financing Activities:
 Net proceeds from issuance of subordinated convertible debentures                           -    121,814
 Net proceeds from issuance of Company and subsidiary common stock and sale             41,884     70,579
  of subsidiary put options (Note 9)
 Purchases of Company and subsidiary common stock                                      (24,112)   (38,810)
 Repayment of note receivable from related party                                         1,300          -
 Repayment of note payable to parent company                                                 -    (11,000)
 Payment of withholding taxes related to stock option exercises                            (25)    (3,058)
 Other                                                                                    (118)         -
                                                                                     ---------   --------

          Net cash provided by financing activities                                  $  18,929   $139,525
                                                                                     ---------   --------



                             THERMOTREX CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                       July 3,     July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Exchange Rate Effect on Cash                                                         $     237   $   (491)
                                                                                     ---------   --------

Increase (Decrease) in Cash and Cash Equivalents                                      (124,042)    58,933
Cash and Cash Equivalents at Beginning of Period                                       157,107    135,720
                                                                                     ---------   --------

Cash and Cash Equivalents at End of Period                                           $  33,065   $194,653
                                                                                     =========   ========

Noncash Activities:
 Fair value of assets of acquired companies                                          $  35,877   $ 98,908
 Cash paid for acquired companies                                                      (27,273)   (47,216)
 Amount payable for acquired company                                                    (5,358)   (11,175)
                                                                                     ---------   --------

   Liabilities assumed of acquired companies                                         $   3,246   $ 40,517
                                                                                     =========   ========































The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoTrex Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and nine-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the nine-month periods ended July 3, 1999, and July
4, 1998. The Company's results of operations for the nine-month periods ended
July 3, 1999, and July 4, 1998, include 39 weeks and 40 weeks, respectively.
Interim results are not necessarily indicative of results for a full year.

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

2.     Comprehensive Income

      During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net-of-tax gains and losses on available-for-sale investments. During the third quarter of fiscal 1999 and 1998, the Company had comprehensive losses of $95.6 million and $5.4 million, respectively. During the first nine months of fiscal 1999 and 1998, the Company had a comprehensive loss of $119.9 million and comprehensive income of $14.9 million, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended     Nine  Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income (Loss)                                              $(95,111)  $  (4,843) $(116,690)  $  15,373
                                                               --------   ---------  ---------   ---------

Weighted Average Shares                                          19,714      18,608     19,012      18,717
                                                               --------   ---------  ---------   ---------

Basic Earnings (Loss) per Share                                $  (4.82)  $    (.26)  $  (6.14)  $     .82
                                                               ========   =========  =========   =========


2.     Earnings (Loss) per Share (continued)

                                                              Three Months Ended      Nine  Months Ended
                                                               July 3,     July 4,     July 3,    July 4,
(In thousands except per share amounts)                           1999        1998        1999       1998
----------------------------------------------------------- ----------- ----------- ----------- ----------

Diluted
Net Income (Loss)                                           $  (95,111) $   (4,843) $ (116,690) $  15,373
Effect of:
 Convertible debentures                                              -           -           -      1,634
 Majority-owned subsidiary's dilutive securities                     -         (34)          -        (82)
                                                            ----------  ----------  ----------  ---------

Income (Loss) Available to Common                           $  (95,111) $   (4,877) $ (116,690) $  16,925
                                                            ----------  ----------  ----------  ---------
 Shareholders, as Adjusted

Weighted Average Shares                                         19,714      18,608      19,012     18,717
Effect of:
 Convertible debentures                                              -           -           -      4,138
 Stock options                                                       -           -           -        184
                                                            ----------  ----------  ----------  ---------

Weighted Average Shares, as Adjusted                            19,714      18,608      19,012     23,039
                                                            ----------  ----------  ----------  ---------

Diluted Earnings (Loss) per Share                           $    (4.82) $     (.26) $    (6.14) $     .73
                                                            ==========  ==========  ==========  =========

      The computation of diluted earnings (loss) per share for certain periods excludes the effect of assuming the conversion of the Company's $88.9 million principal amount 3 1/4% subordinated convertible debentures, convertible at $27.00 per share, and the exercise of stock options, because the effect would be antidilutive. As of July 3, 1999, there were 1,113,333 options outstanding, with exercise prices ranging from $.30 to $27.13 per share.

4.    Acquisition

      In November 1998, the Company's Trex Communications Corporation subsidiary acquired LNR Communications, Inc. (LNR) for approximately $18.8 million in cash and the right to receive 1,250,000 shares of Trex Communications common stock valued at approximately $5.0 million, net of cash acquired. Of the cash portion of the purchase price, $0.4 million had not been paid as of July 3, 1999, and was included in other accrued expenses in the accompanying fiscal 1999 balance sheet. The arrangement with the former owners of LNR permits them to receive shares of Trex Communications or up to $5.0 million in cash in lieu of the shares following the first anniversary of the acquisition and ending no later than August 2000. Accordingly, the maximum potential obligation of $5.0 million associated with this arrangement is included in other accrued expenses in the accompanying balance sheet. LNR is a Hauppauge, New York-based manufacturer of electronic subsystems and turnkey earth stations for the satellite communication market.

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



4.    Acquisition (continued)

      Based on unaudited data, the following table presents selected financial information of the Company and LNR on a pro forma basis, assuming the companies had been combined since the beginning of fiscal 1998.

                                                                         Three             Nine
                                                                  Months Ended           Months Ended
                                                                       July 4,         July 3,     July 4,
(In thousands except per share amounts)                                   1998            1999        1998
-------------------------------------------------------- ------------------------- ------------ ----------

Revenues                                                            $   93,296      $ 268,184    $ 270,684
Net Income (Loss)                                                       (5,491)      (116,913)      15,717
Earnings (Loss) per Share:
 Basic                                                                   (.30)          (6.15)         .84
 Diluted                                                                 (.30)          (6.15)         .75

      The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of LNR been made at the beginning of fiscal 1998.

      In connection with the acquisition of LNR, Trex Communications has undertaken a restructuring of the acquired business. This restructuring is expected to primarily include a reduction in staffing levels. In accordance with the requirements of Emerging Issues Task Force Pronouncement (EITF) 95-3, as part of the cost of the acquisition, Trex Communications established a reserve of approximately $1.3 million for restructuring LNR, primarily for severance, of which $0.3 million has been expended as of July 3, 1999. As of July 3, 1999, the remaining liability for restructuring LNR was $1.0 million and is included in other accrued expenses in the accompanying balance sheet. Unresolved matters at July 3, 1999, included completion of planned severances. In accordance with the requirements of EITF 95-3, Trex Communications will finalize its restructuring plan for LNR no later than one year from the date of acquisition.

5.     Restructuring Actions

      During the third quarter of fiscal 1999, the Company announced broad-scale restructuring actions. In connection with these actions, described below, the Company recorded restructuring and related costs of $93.9 million in the third quarter of fiscal 1999, including restructuring and nonrecurring costs of $72.3 million, inventory and warranty provisions of $14.3 million, provisions for uncollectible accounts receivable of $1.6 million, and other nonoperating expenses of $5.7 million. The inventory and warranty provisions are included in costs of revenues and the provisions for uncollectible accounts receivable are included in selling, general, and administrative expenses in the accompanying fiscal 1999 statement of operations.

Trex Medical Corporation

      During the third quarter of fiscal 1999, the Company's Trex Medical
Corporation subsidiary recorded $18.1 million of restructuring and related costs, including restructuring costs of $6.1 million and inventory and warranty provisions of $12.0 million. The restructuring costs are primarily in connection with the consolidation of Trex Medical's Bennett X-Ray Corporation and Continental X-Ray Corporation facilities into its Danbury, Connecticut, and
Littleton, Massachusetts, sites, respectively, and, to a lesser extent, actions to reduce costs in other operations. Restructuring costs include $2.3 million for facility-closing costs, net of assumed sublease income; $2.0 million to write off leasehold improvements at facilities to be closed and to write down fixed assets to their estimated disposal value of $0.1 million; and $1.9 million for severance for 265 employees across all functions, 43 of whom were terminated in the third quarter of fiscal 1999.

      In connection with these actions, Trex Medical expects to record approximately $5.0 million of additional costs as they are incurred over the next several quarters for costs not permitted currently as charges, pursuant to EITF 94-3. These additional costs primarily include costs for certain employee and business relocation and related costs. Trex Medical plans to complete implementation of its restructuring plan in the first half of fiscal 2000.



5.    Restructuring Actions (continued)

      The inventory and warranty charge of $12.0 million includes $9.4 million to establish inventory provisions and to terminate purchase commitments for products that have become obsolete due to planned product changes or excess as a result of the recent decline in demand. The largest component of the inventory charge was recorded as a result of the decision by the FDA to deny the Trex
Medical's 510(k) filing for its digital mammography systems and resulting design changes expected to be made to the system. Provisions resulting from other planned product and technology changes, as well as decreased sales of certain products at Trex Medical's Lorad division, are also principal components of the inventory charge. The warranty charge of $2.6 million represents estimated costs to address certain product warranty issues including costs associated with corrective actions to be taken with respect to certain previously sold mammography products.

      During the second quarter of fiscal 1999, Trex Medical recorded restructuring costs of $0.6 million, related to severance costs for 71 employees across all functions at its XRE Corporation and Continental X-Ray subsidiaries, all of whom were terminated in the second quarter of fiscal 1999.

ThermoLase Corporation

      During fiscal 1998, the Company's ThermoLase Corporation subsidiary initiated certain restructuring activities, including the announced closure of three domestic spas and the termination of a joint venture that operated its spa in France. Two of the domestic spas were closed during the first quarter of fiscal 1999. ThermoLase closed the third spa, as well as two additional spas, in the third quarter of fiscal 1999. Also during the third quarter of fiscal 1999, ThermoLase sold its remaining nine day spas, as well as the stock in its destination spa, The Greenhouse Spa, Inc. In connection with the sale and closures announced in fiscal 1999, as well as other actions, ThermoLase recorded restructuring and related costs of $67.7 million during the third quarter of fiscal 1999, including restructuring costs of $60.3 million, an investment write-down of $3.4 million, inventory provisions of $2.3 million, and provisions for uncollectible accounts receivable of $1.7 million. The restructuring costs include a $19.9 million loss on the sale of the spa businesses, discussed below;
$17.4 million for the write-off of leasehold improvements and equipment pertaining to the hair-removal business; $11.7 million for ongoing lease obligations, net of assumed sublease income; $10.0 million of estimated costs to terminate certain other obligations related to ThermoLase's hair-removal business; $0.4 million for losses on laser purchase commitments; $0.3 million for the write-downs of investments in international joint ventures; and $0.4 million for other related costs. In addition, restructuring costs include $0.2 million of severance costs for approximately 14 employees across all functions, 9 of whom were terminated during the third quarter of fiscal 1999. Provisions for severance and leases were accounted for in accordance with EITF 94-3. The inventory provisions were for certain branded product lines at ThermoLase's
Creative Beauty Innovations, Inc. subsidiary that have been discontinued, and the investment write-down was to reduce the carrying value of ThermoLase's investment in a privately held company to its estimated disposal value.

Other

      During the third quarter of fiscal 1999, the Company recorded restructuring and nonrecurring costs of $5.9 million, representing a write-off of cost in excess of net assets of acquired companies. Of the total write-off, $3.4 million results from a decision to hold for sale its Trex Communications subsidiary and represents a reduction in the carrying value of Trex
Communications to the amount of expected proceeds from its sale. The balance of the write-off represents cost in excess of net assets of acquired companies that arose from repurchases of ThermoLase common stock by the Company. This asset has become impaired as a result of continuing losses at ThermoLase's spa business which it exited in June 1999. Trex Communications had unaudited revenues and operating income of $33.3 million and $0.8 million, respectively, in the first nine months of fiscal 1999 and revenues and an operating loss of $19.9 million and $1.7 million, respectively, in fiscal 1998.

      Also during the third quarter of fiscal 1999, the Company provided a reserve of $2.3 million for impairment of a note receivable from an unaffiliated company. This amount is included in other expense in the accompanying statement of operations.



5.    Restructuring Actions (continued)

      During the second quarter of fiscal 1999, the Company incurred $0.5 million of restructuring costs at its corporate office.

      A summary of the changes in accrued restructuring costs is as follows:

                                                     Facility-      Contract          Other         Total
                                                       closing   Termination
(In thousands)                        Severance          Costs         Costs
--------------------------------- -------------- -------------- ------------- -------------- -------------

Balance at October 3, 1998              $   412        $ 2,399        $2,299        $    43        $ 5,153
 Provision charged to expense             2,904         13,978        10,400              -         27,282
   Usage                                 (1,136)        (1,713)       (2,173)           (39)        (5,061)
                                        -------        -------        ------        -------        -------

Balance at July 3, 1999                 $ 2,180        $14,664       $10,526        $     4        $27,374
                                        =======        =======       =======        =======        =======

      Of the total restructuring costs accrued as of July 3, 1999, the Company expects to pay $16.1 million during the remainder of calendar 1999, $3.4 million in calendar 2000, and $7.9 million in calendar 2001 and thereafter.

6.    Sale of Spas

      In June 1999, ThermoLase sold the stock of its destination spa, The
Greenhouse Spa, Inc., and the assets, subject to certain liabilities, of its domestic day spas to companies in which the former president of its day spa division has a controlling interest. The aggregate sales price of $12.5 million consists of two promissory notes which bear interest at 10% and are due in June
2000, subject to a six-month extension period that is contingent upon, among other conditions, payment of $4.0 million of the outstanding balance on the promissory note relating to the sale of The Greenhouse Spa, Inc. Accordingly, in the accompanying fiscal 1999 balance sheet, notes receivable of $4.0 million has been included in accounts receivable and the balance, which has been recorded at its estimated fair value, is classified as long-term and is included in prepaid income taxes and other assets. ThermoLase recorded a loss of $19.9 million on the sale of spa business during the third quarter of fiscal 1999. Unaudited revenues and operating losses before restructuring costs of the spa business were $8.9 million and $19.2 million, respectively, for the first nine months of fiscal 1999, and $10.1 million and $14.1 million, respectively, for fiscal 1998.

7.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron Corporation commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper
Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice.
Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

      In addition, under this arrangement, amounts may be borrowed from Thermo
Electron on a short-term, revolving credit basis, bearing interest at the 30-day
Dealer Commercial Paper Rate (DCP Rate) plus 150 basis points, set at the beginning of each month; provided such rate shall be reduced to the DCP Rate plus 50 points to the extent of any funds invested by the Company's majority-owned subsidiaries in the cash management arrangement. The Company had no borrowings under this arrangement at July 3, 1999.


8.    Proposed Reorganization

      Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company and ThermoLase. Under this plan, the Company and ThermoLase would be merged into Thermo Electron. As a result, the Company and ThermoLase would become wholly owned subsidiaries of Thermo Electron. The public shareholders of the Company and ThermoLase would receive common stock in Thermo Electron in exchange for their shares. This proposal is subject to numerous conditions, including establishment of prices and exchange ratios, confirmation of anticipated tax consequences, receipt of a fairness opinion from an investment banking firm, approval by the Board of Directors of the Company (including its independent directors) and ThermoLase, negotiation and execution of a definitive merger agreement, and completion of review by the Securities and Exchange Commission of certain required filings regarding the proposed transactions.

9.    Sale of Common Stock to Parent Company

      In June 1999, the Company sold 3,712,072 shares of its common stock to Thermo Electron for proceeds of $41.8 million. Following this transaction, Thermo Electron owned 80% of the Company's common stock.

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

      Trex Medical designs, manufactures, and markets mammography equipment and minimally invasive digital breast-biopsy systems; general-purpose and specialized X-ray equipment, including imaging systems used during cardiac procedures such as balloon angioplasty; and dental X-ray systems. Trex Medical sells its products principally through dealers and direct sales. In addition, Trex Medical manufactures systems and system components as an original equipment manufacturer (OEM) for the General Electric Medical Systems division of the General Electric Company. Trex Medical has five operating units: Lorad, a manufacturer of mammography and digital breast-biopsy systems; Bennett X-Ray
Corporation, a manufacturer of general-purpose X-ray, mammography, and breast-biopsy equipment; XRE Corporation, a manufacturer of X-ray imaging systems used in the diagnosis and treatment of coronary artery disease and other vascular conditions and a manufacturer of physiological monitoring equipment and digital-image archiving and networking systems used in cardiac catheterization procedures; Continental X-Ray Corporation, a manufacturer of general-purpose and specialized X-ray systems; and Trophy Radiologie S.A., a French manufacturer of dental and medical X-ray systems, specializing in digital dental technology.



Overview (continued)

      During fiscal 1999, Trex Medical experienced a decline in business due to the loss of an OEM customer and lower demand for its products resulting from a decline in the radiographic market and a decline in international sales of cardiac catheterization systems. In response, Trex Medical initiated certain restructuring activities in the second quarter of fiscal 1999 and followed these actions with a larger restructuring plan in the third quarter of fiscal 1999
(Note 5). The third quarter restructuring activities include consolidation of manufacturing facilities and headcount reductions to achieve material cost improvements and focus on cost efficiencies.

      In August 1999, Trex Medical received notification from the FDA denying its 510(k) filing for its digital mammography system. Trex Medical plans to meet with the FDA to discuss the reasons for the denial, and expects to implement various design changes, initiate additional clinical trials, and, if appropriate after completing such clinical trials, submit a new application for marketing clearance. Trex Medical hopes to have initiated additional clinical trials within one year, but there can be no assurance regarding the timing or results of such clinical trials, or the submission of a new application to the FDA for marketing clearance.

      ThermoLase has developed a laser-based system called SoftLight(R) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, the Company received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using the SoftLight system. ThermoLase began earning revenue from the SoftLight system in the first quarter of fiscal 1996 as a result of opening its first commercial location (Spa Thira) in November 1995. ThermoLase opened a total of four spas during fiscal 1996, opened nine additional spas during fiscal 1997, and opened its fourteenth spa in October 1997. In May 1998, ThermoLase received clearance from the FDA to market cosmetic skin-resurfacing services using the same laser as ThermoLase's hair-removal system. In this process, the laser's energy reacts with an activating lotion, creating heat and mechanical energy that remove the tough outer layer of dead skin. The treatment, known as the SoftLight Laser
Peel, was being offered at all of ThermoLase's day spa locations, as well as through participating licensees.

      In June 1996, ThermoLase commenced a program to license to physicians and others the right to perform ThermoLase's patented SoftLight hair-removal procedure. ThermoLase also provides the licensees with the lasers and lotion that are necessary to perform the service. In June 1998, ThermoLase began to offer the SoftLight Laser Peel procedure through its spas and other licensees.

      During the second quarter of fiscal 1998, ThermoLase began to experience a decrease in revenues from its hair-removal services. In response to this trend and in an attempt to establish price points and other conditions designed to increase demand and revenues, in April 1998 ThermoLase significantly reduced treatment prices at its spa locations and modified the terms and conditions offered to licensees. Under the terms of the modified licenses, per-procedure royalties were reduced or eliminated and a minimum royalty and/or flat periodic fee requirement was introduced. In addition, ThermoLase began offering licensees the opportunity to purchase or lease SoftLight lasers in lieu of paying ongoing license fees.

      Beginning in January 1996, ThermoLase sought to market the SoftLight system internationally through joint ventures and other licensing arrangements.
ThermoLase liquidated its joint venture relating to the SoftLight system in France in the fourth quarter of fiscal 1998 and has terminated its licensing arrangements in certain other countries.

      In connection with its acquisition of The Greenhouse Spa, Inc. in June
1998, a full-service, luxury, destination spa, ThermoLase converted 11 domestic
Spa Thiras to Greenhouse day spas, which, in addition to hair-removal and skin-resurfacing services, offer more traditional day-spa services, such as massages and facials. Following conversion of the facilities to Greenhouse day spas, significant losses continued, and during fiscal 1998, ThermoLase initiated certain restructuring actions, including the announced closure of three of its domestic day spas and the termination of a joint venture that operated its spa in France. ThermoLase closed two of the domestic day spas in November 1998 and the third spa, as well as two additional spas, were closed in the third quarter of fiscal 1999. In May 1999, ThermoLase



Overview (continued)

announced additional plans to undertake a broad-scale restructuring of its business. As part of the restructuring plan, ThermoLase has decided to exit the spa business and as a result, sold The Greenhouse Spa, Inc. located in Arlington, Texas, and the remaining nine Greenhouse day spas. In addition, ThermoLase has begun terminating certain of its remaining international joint venture arrangements and the licensing program as well as discontinuing certain branded product lines at ThermoLase's Creative Beauty Innovations, Inc. (CBI) subsidiary (Note 5). ThermoLase expects to complete its restructuring plan by the end of calendar 1999 (Note 5).

      ThermoLase also manufactures and markets skin-care, bath, and body products, and markets dietary supplements through its CBI subsidiary, which also manufactures the lotion used in the SoftLight hair-removal and skin-resurfacing processes.

      The Company's Advanced Technology Research segment performs research primarily in the fields of communications, avionics, X-ray detection, signal processing, and lasers. The Company has developed its expertise in these core technologies in connection with government-sponsored research and development.
The Advanced Technology Research segment includes the Company's Trex
Communications subsidiary. In May 1998, Trex Communications acquired
Electro-Magnetic Processes, Inc. (EMP), which designs, develops, and manufactures ground-based satellite communication systems and develops and integrates telemetry systems used on military aircraft. In November 1998, Trex
Communications acquired LNR Communications, Inc. (LNR), which manufactures electronic subsystems and turnkey earth stations for the satellite communication market. As part of the restructuring plans announced in May 1999, the Company has decided to hold its Trex Communications subsidiary for sale (Note 5).

      The Company conducts all of its manufacturing operations, other than those of Trophy, in the United States and sells its products worldwide. The Company anticipates that an increasing amount of its revenues will be from sales to customers outside the United States. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company may use forward contracts to reduce its exposure to currency fluctuations.

Results of Operations

Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998

      Total revenues increased to $91.9 million in the third quarter of fiscal
1999 from $88.9 million in the third quarter of fiscal 1998. Revenues from the Medical Products segment, excluding intersegment sales, decreased to $62.2 million in fiscal 1999 from $71.2 million in fiscal 1998. Revenues increased
$4.1 million as a result of the inclusion for the full fiscal 1999 period of revenues from Trophy, which was acquired in April 1998. Excluding Trophy, Medical Products segment revenues decreased $13.1 million. Revenues decreased at Lorad by $5.6 million, due to the termination of an OEM contract with United
States Surgical Corporation (U.S. Surgical), which accounted for $10.6 million of revenues in the fiscal 1998 period. This decrease was offset in part by higher demand for Lorad's mammography systems and mammography system upgrade components. Revenues decreased at XRE by $3.2 million, primarily due to the inclusion in fiscal 1998 of a $2.2 million cardiac catheterization system sale to a Russian customer and lower demand. Revenues decreased at Continental and Bennett primarily due to lower demand in both businesses for general-purpose
X-ray systems and lower demand at Continental for radiographic/fluoroscopic systems.

      Personal-care Products and Services segment revenues increased to $11.0 million in the third quarter of fiscal 1999 from $8.9 million in the third quarter of fiscal 1998. ThermoLase earned service revenues of $3.3 million in fiscal 1999, compared with $3.7 million in fiscal 1998. Revenues from ThermoLase's licensing program decreased in fiscal 1999, compared with fiscal
1998, due to a reduction in the number of participating licensees, a reduction in royalty rates and other changes to the financial terms of the licenses, and a decrease in the number of one-time fees



Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998

from new licensees. During the third quarter of fiscal 1999, ThermoLase began to terminate its licensing program, and therefore, will eventually no longer earn monthly royalties from licensees. Spa revenues decreased primarily due to the closure of ThermoLase's LaJolla and Miami spas during the first quarter of fiscal 1999 and reduced demand. These decreases in revenues were offset in part by the inclusion of $0.9 million in revenue from The Greenhouse Spa, Inc., which was acquired in June 1998. In June 1999, ThermoLase sold The Greenhouse Spa,
Inc. and the nine remaining Greenhouse day spas (Note 5).

      ThermoLase earned product revenues of $7.8 million in the third quarter of fiscal 1999, compared with $5.2 million in the third quarter of fiscal 1998.
Product revenues include sales by CBI and, in the fiscal 1999 period, beauty product sales at ThermoLase's spas and lasers sold in international and domestic markets. As a result of the sale of the spa business in June 1999 (Note 5), ThermoLase no longer sells its beauty products at the spas. Revenues at CBI increased to $6.4 million in the third quarter of fiscal 1999 from $5.2 million in the third quarter of fiscal 1998, primarily due to increased demand for its custom products. Product revenues also increased due to the introduction of sales of SoftLight lasers in fiscal 1999.

      Advanced Technology Research segment revenues, excluding segment sales, increased to $18.7 million in the third quarter of fiscal 1999 from $8.8 million in the third quarter of fiscal 1998. Revenues increased $8.3 million due to the inclusion of revenues from EMP, which was acquired in May 1998, and LNR, which was acquired in November 1998. Revenues also increased due to an increase in government contracts.

      The gross profit margin decreased to 13% in the third quarter of fiscal
1999 from 39% in the third quarter of fiscal 1998. The Medical Products segment gross profit margin, excluding intersegment sales, decreased to 38% in the third quarter of fiscal 1999 from 43% in the third quarter of fiscal 1998, excluding inventory and warranty provisions of $12.0 million in fiscal 1999 (Note 5). The gross profit margin decreased at each of this segment's operating units, primarily at Lorad, XRE, and Continental, due to lower sales of higher-margin products. The Personal-care Products and Services segment gross profit margin, excluding intersegment sales, decreased to negative 46% in fiscal 1999 from 5% in fiscal 1998. ThermoLase's services revenues had a negative gross profit of $3.5 million in fiscal 1999, compared with negative gross profit of $1.2 million in fiscal 1998. This decrease in gross profit was primarily due to increased overhead costs as a result of the assembly of a management team to oversee the spa operations prior to ThermoLase's decision to sell the spa business. To a lesser extent, the gross profit margin decreased due to an increase in spa-specific marketing and advertising expenses related to ThermoLase's conversion of its existing spas to Greenhouse day spas prior to their sale. The gross profit margin at CBI decreased to negative 13% in fiscal 1999 from 31% in fiscal 1998, primarily due to inventory provisions related to exiting certain branded product lines (Note 5). The gross profit margin from the Advanced
Technology Research segment, excluding intersegment sales, decreased to 32% in fiscal 1999 from 42% in fiscal 1998. The decrease was primarily due to the inclusion of lower-margin revenues at EMP and LNR.

      Selling, general, and administrative expenses as a percentage of revenues increased to 30% in the third quarter of fiscal 1999 from 26% in the third quarter of fiscal 1998. The Medical Products segment selling, general, and administrative expenses as a percentage of revenues, excluding intersegment sales, increased to 28% in fiscal 1999 from 19% in fiscal 1998, primarily due to the decline in revenues at each of this segment's operating units, excluding
Trophy. To a lesser extent, selling, general, and administrative expenses as a percentage of revenues increased due to costs related to assembling a new management team, increased provisions for uncollectible accounts receivable during the quarter, and increased legal costs at Lorad related to patent infringement litigation with Fischer Imaging Corporation that existed prior to the acquisition of Lorad by the Company. The Personal-care Products and Services segment selling, general, and administrative expenses increased to $5.7 million in the third quarter of fiscal 1999 from $5.5 million in the third quarter of fiscal 1998, primarily due to a $1.7 million provision for uncollectible accounts receivable (Note 5), principally for accounts receivable from parties with whom ThermoLase is terminating business relationships. This increase was substantially offset by the ongoing cost-reduction efforts implemented by ThermoLase during the second half of fiscal 1998.



Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998 (continued)

      Research and development expenses remained unchanged at $9.9 million in the third quarter of fiscal 1999 and 1998.

      During the third quarter of fiscal 1999, the Company undertook broad-scale restructuring actions. As a result, the Company recorded restructuring and nonrecurring costs of $72.3 million (Note 5). The Company expects to incur additional charges of $5.0 million related to these actions, primarily for certain employee and business relocation and related costs at Trex Medical, over the next several quarters and plans to complete implementation of its restructuring plan in the first half of fiscal 2000.

      Interest income decreased to $1.2 million in the third quarter of fiscal
1999 from $3.3 million in the third quarter of fiscal 1998, as a result of lower average invested balances due in part to repurchases of Company and subsidiary common stock and due to the funding of losses at ThermoLase. Interest expense decreased to $2.2 million in the third quarter of fiscal 1999 from $2.4 million in the third quarter of fiscal 1998, primarily due to the purchase by the Company of a portion of its subordinated convertible debentures in the fourth quarter of fiscal 1998.

      Other expense in the third quarter of fiscal 1999 relates to the write-down of an investment held by ThermoLase and a charge for impairment of a note receivable, recorded in connection with certain restructuring actions (Note
5).

      The effective tax rate in the third quarter of fiscal 1999 and 1998 reflects the establishment of a valuation allowance for the tax benefit associated with losses arising at ThermoLase during these periods. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The
Company believes that it is more likely than not that tax benefits that arose during the periods will not be used by ThermoLase prior to their expiration. The effective tax rate in the third quarter of fiscal 1998 was higher than the statutory federal income tax rate primarily due to the effect of establishing a valuation allowance for ThermoLase losses and of state income taxes and certain nondeductible expenses, including amortization of cost in excess of net assets of acquired companies.

      The Company recorded minority interest income of $4.0 million in the third quarter of fiscal 1999, compared with minority interest expense of $1.7 million in the third quarter of fiscal 1998, primarily due to a loss at Trex Medical in the fiscal 1999 period. The Company is unable to record minority interest income in ThermoLase's net loss, because the Company's minority interest related to ThermoLase has been reduced to zero.

First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998

      Total revenues increased to $265.4 million in the first nine months of fiscal 1999 from $257.0 million in the first nine months of fiscal 1998. Medical
Products segment revenues, excluding intersegment sales, decreased to $185.6 million in fiscal 1999 from $201.0 million in fiscal 1998. Revenues increased
$44.8 million as a result of the inclusion for the full fiscal 1999 period of revenues from Trophy, which was acquired in April 1998. Excluding Trophy, Medical Products segment revenues decreased $60.2 million. Revenues decreased at Lorad by $26.9 million, due to the termination of an OEM contract with U.S.
Surgical, which accounted for $33.4 million of revenues in the fiscal 1998 period. This decrease was offset in part by higher demand for mammography systems and mammography system upgrade components. Revenues decreased at XRE by $17.5 million, primarily due to the inclusion in fiscal 1998 of an $8.8 million cardiac catheterization system sale to a Russian customer and lower demand.
Revenues decreased at Continental and Bennett, primarily due to the reasons discussed in the results of operations for the third quarter.

      Personal-care Products and Services segment revenues were $30.4 million and $30.5 million in the first nine months of fiscal 1999 and 1998, respectively. ThermoLase earned service revenues of $10.0 million in fiscal
1999, compared with $13.6 million in fiscal 1998. International revenues decreased due to a decline in minimum guaranteed payments recorded upon granting technology rights under international licensing arrangements. Revenues from


First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998 (continued)

ThermoLase's licensing program decreased in fiscal 1999 compared with fiscal
1998, due to the reasons discussed in the results of operations for the third quarter. Spa revenues decreased due to reduced demand and price reductions at ThermoLase's spas in fiscal 1999 compared with fiscal 1998, as well as the closure of ThermoLase's LaJolla and Miami spas during the first quarter of fiscal 1999. These decreases in revenues were offset in part by the inclusion of $2.8 million in revenues from The Greenhouse Spa, Inc., which was acquired in June 1998.

      ThermoLase earned product revenues of $20.4 million in the first nine months of fiscal 1999, compared with $16.9 million in the first nine months of fiscal 1998. Product revenues at ThermoLase include sales by CBI, and in the fiscal 1999 period, beauty product sales at ThermoLase's spas and laser sales.
Revenues at CBI increased to $17.4 million in the first nine months of fiscal
1999 from $16.9 million in the first nine months of fiscal 1998, primarily due to increased demand for its custom products. Product revenues also increased due to the introduction of sales of SoftLight lasers in fiscal 1999, as well as an increase in sales of beauty products at the spas.

      Advanced Technology Research segment revenues, excluding intersegment sales, increased to $49.4 million in the first nine months of fiscal 1999 from $25.5 million in the first nine months of fiscal 1998. Revenues increased $22.4 million due to the inclusion of revenues from EMP, which was acquired in May
1998, and LNR, which was acquired in November 1998. Revenues also increased due to an increase in government contracts.

      The gross profit margin was 24% in the first nine months of fiscal 1999, compared with 38% in the first nine months of fiscal 1998. The Medical Products segment gross profit margin, excluding intersegment sales, decreased to 37% in the first nine months of fiscal 1999 from 42% in the first nine months of fiscal
1998, excluding third quarter inventory and warranty provisions of $12.0 million
(Note 5). The gross profit margin decreased primarily due to the reasons discussed in the results of operations for the third quarter and, to a lesser extent, inventory provisions of $2.4 million in the second quarter of fiscal
1999. The Personal-care Products and Services segment gross profit margin, excluding intersegment sales, decreased to negative 27% in the first nine months of fiscal 1999 from 10% in the first nine months of fiscal 1998. ThermoLase's service revenues had a negative gross profit of $10.6 million in fiscal 1999, compared with a negative gross profit of $2.2 million in fiscal 1998. This decrease in gross profit was primarily due to the reasons discussed in the results of operations for the third quarter, as well as a decrease in higher-margin minimum guaranteed payments relating to international licensing arrangements and initial sign-up fees relating to the licensing program. The gross profit margin at CBI decreased to 13% in fiscal 1999 from 31% in fiscal
1998, primarily due to the reasons discussed in the results of operations for the third quarter. The gross profit margin from the Advanced Technology Research segment, excluding intersegment sales, decreased to 32% in the first nine months of 1999 from 39% in the first nine months of fiscal 1998. The decrease was primarily due to the inclusion of lower-margin revenues at EMP and LNR.

      Selling, general, and administrative expenses as a percentage of revenues increased to 31% in the first nine months of fiscal 1999 from 25% in the first nine months of fiscal 1998, primarily due to the reasons discussed in the results of operations for the third quarter.

      Research and development expenses increased to $30.6 million in the first nine months of fiscal 1999 from $28.8 million in the first nine months of fiscal
1998. Research and development spending increased primarily due to the inclusion of expenses at acquired companies, offset in part by ThermoLase's decrease in spending related primarily to a reduction in the number of outside testing facilities and consultants used, as well as a reduction in payroll costs.

      During fiscal 1999, the Company undertook broad-scale restructuring actions. As a result, the Company recorded restructuring and nonrecurring costs of $73.4 million (Note 5).



First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998 (continued)

      Interest income decreased to $4.2 million in the first nine months of fiscal 1999 from $10.2 million in the first nine months of fiscal 1998, primarily due to the reasons discussed in the results of operations for the third quarter. Interest expense decreased to $6.4 million in fiscal 1999 from $7.2 million in fiscal 1998, primarily due to the reason discussed in the results of operations for the third quarter.

      Equity in loss of joint ventures in the accompanying statement of operations represents ThermoLase's proportionate share of losses from its international joint ventures.

      Other expense in the first nine months of fiscal 1999 relates to the write-down of an investment held by ThermoLase and a charge for impairment of a note receivable, recorded in connection with certain restructuring actions (Note
5).

      During the first nine months of fiscal 1998, the Company recorded a gain of $23.8 million from the issuance of stock by subsidiary.

      The effective tax rates in the first nine months of fiscal 1999 and 1998 reflect the establishment of a valuation allowance for the tax benefit associated with losses arising at ThermoLase during the period. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The
Company believes that it is more likely than not that tax benefits that arose during the period will not be used by ThermoLase prior to their expiration. The effective tax rate in the first nine months of fiscal 1998 was lower than the statutory federal income tax rate primarily due to the impact of a nontaxable material gain on issuance of subsidiary stock offset in part by the ThermoLase valuation allowance and the effect of state income taxes and certain nondeductible expenses, including amortization of cost in excess of net assets of acquired companies.

      The Company recorded minority interest income of $5.8 million in the first nine months of fiscal 1999, compared with minority interest expense of $3.9 million in the first nine months of fiscal 1998, primarily due to losses at Trex
Medical in the fiscal 1999 period. The Company is unable to record minority interest income in ThermoLase's net loss, because the Company's minority interest related to ThermoLase has been reduced to zero.

Liquidity and Capital Resources

      Consolidated working capital was $205.1 million at July 3, 1999, compared with $261.7 million at October 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $62.5 million at July 3, 1999, compared with $165.2 million at October 3, 1998. Of the $62.5 million balance at July 3, 1999, $8.3 million was held by the Company's majority-owned subsidiaries, and the remainder was held by the Company and its wholly owned subsidiary. In addition, as of July 3, 1999, the Company had $64.1 million invested in an advance to Thermo Electron. Of the $64.1 million balance, $40.1 million was advanced by the Company's majority-owned subsidiaries and the remainder by the Company and its wholly owned subsidiaries. Prior to the use of a new domestic cash management arrangement between the Company and Thermo
Electron Corporation (Note 7), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents.

      Net cash used in operating activities during the first nine months of fiscal 1999 was $30.9 million. Cash was primarily used to fund the Company's loss, excluding noncash items. A decrease in accounts receivable provided $11.4 million of cash during the period, due primarily to lower revenues at a majority of Trex Medical's subsidiaries and, to a lesser extent, improved collections. An increase in prepaid and refundable income taxes resulting from the tax benefit for the period contributed to a $9.5 million increase in other current assets.
The Company used $8.9 million of cash during the period to fund an increase in inventories and unbilled contract costs and fees, which was primarily due to lower than expected sales at Trex Medical. Cash of $18.8 million was provided by an increase in


Liquidity and Capital Resources (continued)

other current liabilities, primarily due to restructuring costs recorded during the third quarter of fiscal 1999, which were not paid as of July 3, 1999 (Note
5). Of the total restructuring costs accrued as of July 3, 1999, the Company expects to pay $16.1 million during the remainder of calendar 1999, $3.4 million in calendar 2000, and $7.9 million in calendar 2001, and thereafter. In addition, the Company's Trex Medical subsidiary expects to incur an additional
$5.0 million for restructuring costs, primarily during the remainder of calendar
1999.

      In connection with the acquisition of U.S. Surgical by Tyco International, Ltd., and U.S. Surgical's decision to focus on other areas of its business, Trex
Medical has committed to purchase inventories that had been sold to U.S.
Surgical in prior periods. The purchase obligation of approximately $5.6 million is payable through the end of calendar 2000.

      Excluding available-for-sale investments and advance to affiliate activity, the Company's primary investing activities primarily consisted of $18.8 million, net of cash acquired, for an acquisition. Up to an additional
$5.0 million of cash or shares of Trex Communications common stock will be paid or issued for the acquisition (Note 4). The Company also expended $9.6 million for property, plant, and equipment during fiscal 1999.

      The Company's financing activities provided $18.9 million of cash during the first nine months of fiscal 1999. In June 1999, the Company sold shares of its common stock to Thermo Electron, for proceeds of $41.8 million (Note 9).
During this period, two of the Company's majority-owned subsidiaries expended
$24.1 million to purchase their own securities. These purchases were funded from working capital. As of July 3, 1999, an additional $2.4 million may be purchased through December 1999 under a subsidiary's authorization from its Board of Directors.

      The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.
Thermo Electron has expressed its willingness to lend Trex Medical up to $10 million for short-term liquidity should the need arise. ThermoLase has an obligation to pay $40.5 million, in the aggregate, to the holders of redemption rights if all of the holders thereof exercise their redemption rights in April
2001 when such rights become exercisable. ThermoLase does not have sufficient funds to satisfy these obligations, and the exercise of the redemption rights would have a material adverse effect on ThermoLase's liquidity and financial position.

      The Company plans to make capital additions of approximately $2.1 million during the remainder of fiscal 1999. The Company expects that it will finance acquisitions of businesses, if any, at its majority-owned and wholly owned subsidiaries through a combination of internal funds and/or short-term borrowings from Thermo Electron, although it has no agreement to ensure that funds will be available from Thermo Electron on acceptable terms or at all.

      Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company and ThermoLase. Under this plan, the Company and ThermoLase would be merged into and become wholly owned subsidiaries of Thermo Electron (Note 8).

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors; and (iv) developing a contingency plan.


Year 2000 (continued)

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has been substantially completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or non-information technology systems that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing its material noncompliant information technology system, and this process was approximately 70% complete as of July 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.
The Company believes that all of its material information technology systems and critical facilities will be year 2000 compliant by the end of September 1999.
There can be no assurance that the Company will be able to identify all of the year 2000 problems with its critical information technology systems and facilities.

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

Contingency Plan

      The Company has developed a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
The plan identifies and secures alternate suppliers. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.



Year 2000 (continued)

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

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected.
There is expected to be a significant amount of litigation relating to the year
2000 issue, and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

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

(b)   Reports on Form 8-K

      On May 6, 1999, the Company filed a Current Report on Form 8-K, dated May
3, 1999, with respect to restructuring and other charges by Trex Medical
Corporation totaling approximately $11 million.

      On May 25, 1999, the Company filed a Current Report on Form 8-K, dated May
24, 1999, with respect to a proposed merger of the Company and its parent company, Thermo Electron.

      On July 12, 1999, the Company filed a Current Report on Form 8-K, dated as of June 27, 1999, with respect to the sale by ThermoLase Corporation of the stock of The Greenhouse Spa, Inc. and the assets of ThermoLase Corporation's day spas.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of August 1999.

                                                          THERMOTREX CORPORATION



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibits

10.1           Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1, 1999, by and between the Registrant and Thermo
               Electron Corporation.

10.2           Amended and Restated Nonqualified Stock Option Plan of the Registrant.

10.3           Amended and Restated Directors Stock Option Plan of the Registrant.

10.4           Amended and Restated Deferred Compensation Plan for Directors of the Registrant.

10.5           Amended and Restated ThermoTrex Corporation - ThermoLase Corporation Nonqualified Stock Option Plan.

10.6           Amended and Restated ThermoTrex Corporation - Trex Medical Corporation Nonqualified Stock Option Plan.

10.7           Amended and Restated ThermoTrex Corporation - Trex Communications Corporation Nonqualified Stock
               Option Plan.

10.8           Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1, 1999, by and between Trex Medical Corporation and
               Thermo Electron Corporation (filed as Exhibit 10.1 to Trex
               Medical Corporation's Quarterly Report on Form 10-Q for the
               quarter ended July 3, 1999 [File No. 1-11827] and incorporated herein by reference).

10.9           Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1, 1999, by and between ThermoLase Corporation and
               Thermo Electron Corporation (filed as Exhibit 10.1 to ThermoLase
               Corporation's Quarterly Report on Form 10-Q for the quarter ended
               July 3, 1999 [File No. 1-13104] and incorporated herein by reference).

10.10          Agreement for Sale of Shares dated June 4, 1999, between the Registrant and Thermo Electron.

10.11          Stock Purchase Agreement between ThermoLase Corporation and TGH, LLC, dated June 27, 1999 (filed as Exhibit 2.1 to ThermoLase
               Corporation's Current Report on Form 8-K filed July 12, 1999
               [File No. 1-13104] and incorporated by reference).

10.12          Asset Purchase Agreement between ThermoLase Corporation and GH Day
               Spas, Inc., dated June 27, 1999 (filed as Exhibit 2.2 to
               ThermoLase Corporation's Current Report on Form 8-K filed July
               12, 1999 [File No. 1-13104] and incorporated by reference).

27             Financial Data Schedule.

