Form 10-K
period 1999-10-02
THERMOTREX CORP
filed 1999-12-23
CIK 875316

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549
                 ----------------------------------------------------

                                      FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended October 2, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                    Commission file number 1-10791
                       THERMOTREX CORPORATION
           (Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of                  52-1711436
incorporation or organization)       (I.R.S. Employer Identification No.)

10455 Pacific Center Court
San Diego, California                                       92121-4339
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 29, 1999, was approximately $30,579,000.

As of October 29, 1999, the Registrant had 22,370,012 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 2, 1999, are incorporated by reference into Parts I and II.

                           PART I
Item 1.  Business

(a)   General Development of Business

      ThermoTrex Corporation, which we also refer to as "the company" or "the registrant," is the parent company of two publicly traded, majority-owned subsidiaries, Trex Medical Corporation and ThermoLase Corporation. In addition, ThermoTrex performs advanced technology research and development (R&D) in the areas of avionics, X-ray detection, signal processing, and lasers. Government contracts are the primary source of funding for this work. ThermoTrex also has a majority-owned privately held subsidiary, Trex Communications Corporation.

Proposed Merger

      In fiscal 1999*, Thermo Electron Corporation announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the company and its ThermoLase subsidiary. In December 1999, the boards of directors of the company, ThermoLase, and Thermo Electron approved definitive merger agreements under which Thermo Electron would acquire all of the outstanding shares of our common stock and all of the outstanding shares of ThermoLase (other than the shares held by Thermo Electron or the company) in exchange for Thermo Electron common stock. As a result, the company and ThermoLase would become wholly owned subsidiaries of Thermo Electron. The terms of the exchanges, and certain conditions as to which the completion of the mergers are subject to, are outlined in Note 16 to Consolidated Financial Statements in our Fiscal 1999 Annual Report to Shareholders. This information is incorporated into this document by reference. Trex Medical would remain a publicly traded subsidiary of Thermo Electron.

Restructuring Actions

      During fiscal 1999, ThermoTrex announced broad-scale restructuring actions. In connection with these actions, the company recorded restructuring and related charges of $100.2 million in fiscal 1999, which primarily relate to restructuring at the company's ThermoLase and Trex Medical subsidiaries.

Trex Medical

      Through our Trex Medical subsidiary, we design, manufacture, and market mammography equipment and minimally invasive digital breast-biopsy systems, general-purpose and specialized medical X-ray equipment, and dental X-ray systems. Other specialized medical X-ray systems include R/F (radiographic/fluoroscopic) units, which are used to diagnose gastrointestinal disorders and other problems; and cardiac catheterization laboratories (cath labs), which are used during diagnostic and interventional vascular and cardiac procedures, such as balloon angioplasty. Through Trophy Radiologie, which is based just outside of Paris, Trex Medical manufactures digital and conventional dental X-ray systems. Trex Medical undertook a consolidation of its domestic facilities in fiscal 1999, reducing the number of domestic operating units from four to two. Trex Medical's results in fiscal 1999 were adversely affected by these actions, as well as the loss of a significant customer.

ThermoLase

      Through our ThermoLase subsidiary, we developed two laser-based products: the SoftLight(R) system for the removal of unwanted hair and the SoftLight Laser Peel for skin resurfacing. Due to ThermoLase's continuing losses, in fiscal 1999, ThermoLase decided to exit these businesses. Through its Creative Beauty Innovations, Inc. subsidiary, ThermoLase manufactures and markets skin-care and bath and body products, and markets dietary supplements.

--------------------
* References to fiscal 1999, 1998, and 1997 in this document are for the years ended October 2, 1999, October 3, 1998, and September 27, 1997, respectively.

      ThermoLase developed a network of 14 high-end day spas, originally called Spa Thira. In June 1998, ThermoLase acquired The Greenhouse Spa, Inc., a destination spa located in Arlington, Texas. During fiscal 1998, ThermoLase announced the closure of three of the day spas and converted the other eleven into full-service day spas that were operated under The Greenhouse Spa name. During the third quarter of fiscal 1999, ThermoLase closed two additional spas and sold the nine remaining day spas, as well as The Greenhouse Spa, Inc.

      Beginning in June 1996, ThermoLase entered into a variety of joint ventures and licensing agreements to bring SoftLight technology to international markets. During fiscal 1998, it closed a spa in France, which operated under a joint venture agreement, and during fiscal 1999, it terminated or renegotiated the terms of the remaining international licensing arrangements to minimize ongoing management, maintenance, and service obligations. In fiscal 1999, ThermoLase offered licensees the opportunity to purchase or lease SoftLight lasers in lieu of paying ongoing licensing fees.

Government-sponsored R&D

      Government-sponsored contract revenues increased 35% in fiscal 1999. We received incremental funding for several contracts. They include a 30-month, $28.0 million U.S. Air Force contract awarded in May 1998 to develop an unconventional imaging system to observe satellites in geosynchronous orbit
(GEO), about 22,000 miles above the earth. The Air Force has an option to increase the funding by $22.0 million, for a total of $50.0 million over a four-year period. Under another government contract, ThermoTrex is developing lightweight digital image sensors that consume a minimum of power. This three-year, $15.0 million contract is funded by the Ballistic Missile Defense Organization and was awarded in fiscal 1998. In fiscal 1999, we received $3.7 million in funding, bringing funding to date on this contract to $7.3 million. To fulfill the contract, we will apply patented technology developed over the last several years through R&D related to developing a full-field digital mammography system. Military applications include improved night-vision systems, but these sensors also show promise for commercial applications, such as high-definition TV. And, the U.S. Army continues to fund development of a passive millimeter-wave camera, which has potential for use in aviation and security applications. In fiscal 1999, the U.S. Army Research Laboratory awarded an additional $2.1 million to continue development of the camera. We continue to follow our strategy of performing government R&D that we believe has the potential to spawn commercial products.

Trex Communications

      We created our Trex Communications subsidiary in fiscal 1997. Since then, Trex Communications has acquired three companies. Through CCS TrexCom Inc., acquired in July 1997, we design and market interactive information and voice-response systems. Through Electro-Magnetic Processes, Inc. (EMP) (acquired in May 1998), and LNR Communications, Inc. (acquired in November 1998), we manufacture and market ground-based satellite communications systems and related components. In November 1999, we agreed to acquire all of the shares of Trex Communications in anticipation of selling all of the shares to a third party. CCS TrexCom was sold to EPOS Corporation in December 1999 for approximately $8 million in cash and a $2 million note receivable due in December 2004. We have also signed a letter of intent to sell Trex Communications for approximately $49 million dollars and hope to complete that sale in January 2000.

Stock Ownership

      We were incorporated in January 1991 as a wholly owned subsidiary of Thermo Electron. As of October 2, 1999, Thermo Electron owned 17,927,330 shares of our common stock. This represented 80% of our outstanding shares on that date. Thermo Electron is a world leader in many of the markets it serves. Thermo Electron is a leading provider of analytical and monitoring instruments, used in everything from life sciences research to food and beverage production, and a recognized leader in heart-assist devices, respiratory-care equipment, neurodiagnostics, and mammography systems. In addition, Thermo Electron develops and operates power plants, offers a range of environmental consulting and resource management services, is a major producer of paper-recycling equipment, provides water-clarification and fiber-recovery products and services, and conducts a broad range of advanced technology R&D.

      During fiscal 1999, Thermo Electron purchased 2,720,350 shares of ThermoTrex common stock in the open market for a total price of $22.1 million and purchased 3,712,072 shares of ThermoTrex common stock directly from ThermoTrex for $41.8 million.

Forward-looking Statements

      We make forward-looking statements throughout this document. We typically use the words, "believe," "anticipate," "plan," "expect," "seek," "estimate," and similar expressions to identify forward-looking statements. Unless a passage describes an historical event, you should consider it to be a forward-looking statement. As you make decisions about your investments in ThermoTrex, we caution you, in keeping with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995, that forward-looking statements regarding the company's future expectations and projections are not guarantees of future performance. They involve risks, uncertainties, and assumptions, and many of the factors that will determine the company's future results are beyond our ability to control or predict. Therefore, our actual results may differ significantly from those suggested by forward-looking statements. You can find these risk factors detailed under the heading "Forward-looking Statements" in our Fiscal 1999 Annual Report to Shareholders, which is incorporated in this document by reference.

 (b)  Financial Information About Industry Segments

      Financial information concerning the company's segments is summarized in
Note 13 to Consolidated Financial Statements in our Fiscal 1999 Annual Report to Shareholders. This information is incorporated in this document by reference.

(c)   Description of Business

      (i)  Principal Products and Services

Medical Products

      Trex Medical designs, manufactures, and markets medical and dental imaging systems and minimally invasive breast-biopsy systems.

      Trex Medical sells its products through independent dealers and, to a lesser extent, on a direct basis. In addition to manufacturing and marketing its own systems, Trex Medical manufactures systems and components as an original equipment manufacturer (OEM) for other medical equipment companies.

      Mammography Systems. Trex Medical offers two high-end systems, the Lorad M-IV and the Contour 2000, and two mid-tier systems, the Lorad Elite and the Profile 2000.

      Trex Medical has developed a full-field digital mammography system called the TDMS(TM) Trex Digital Mammography System, and a 510(k) application seeking clearance to market this system was submitted to the United States Food and Drug Administration (FDA) in December 1997. In August 1999, we received a letter from the FDA notifying us that, after considering additional information we had provided, the agency determined that our full-field digital mammography system is not substantially equivalent to analog (also called film screen) mammography. Since we started the clinical trial that formed the basis of our 510(k) application, the FDA has reassessed its original guidelines for evaluating this new technology. In September 1999, Trex Medical and other companies developing full-field digital mammography systems received a letter from the director of the FDA's Office of Device Evaluation. In this communication, the agency indicated that it now believes that a pre-market approval (PMA) application may be the most viable option; however, the FDA has not mandated this approach. The standard of review under a PMA is whether a device is safe and effective, and is generally more burdensome than a 510(k), because it applies to devices considered to be of higher risk. Due to the inherent limitations of the clinical trials conducted under its previous guidelines, the FDA was unable to make a substantial equivalence determination, but the FDA has indicated that it may be able to approve digital mammography under a PMA application.

      Trex Medical plans to incorporate design and engineering changes into its system, and it may be necessary to collect more clinical data. Trex Medical is reevaluating its strategy based on this latest information from the FDA and may initiate a new clinical trial as it continues to pursue clearance from the FDA to market a full-field digital mammography system.

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

      Trex Medical offers two upright systems that are used in conjunction with its mammography systems. For physicians that perform a significant number of biopsies, Trex Medical also sells a dedicated, prone biopsy system called the Lorad MultiCare(TM) Breast Biopsy System (formerly called the StereoGuide(R)). This system is used with Trex Medical's digital "spot" mammography system, which enables the doctor to position the sampling device at the site of the suspicious lesion. When performing a biopsy with any Trex Medical system, the doctor has a choice of tissue-sampling devices, which are not manufactured by Trex Medical.

      Trex Medical's prone biopsy system is the subject of two lawsuits alleging infringement of two Fischer Imaging Corporation patents. See "Item 3 - Legal Proceedings."

      General-purpose X-ray. Trex Medical addresses the general-purpose X-ray market through its Trex Heritage Series line of products. Previously, the company had sold this equipment under the Continental and Bennett brand names. The Heritage Series includes basic X-ray systems that are generally used in outpatient facilities as well as more sophisticated and expensive X-ray systems typically used in hospitals and clinics. The Heritage Series also includes the Trex 2200i digital R/F system, which provides real-time image capture. R/F systems are often used for diagnostic gastrointestinal procedures to image the progress of a radiopaque solution (typically barium) as it travels through the digestive tract.

      The U.S. market for general-purpose X-ray systems is stable, and consists primarily of replacement sales as customers upgrade older equipment. Trex Medical believes that the international market is substantially larger than the U.S. market and that the installed base of systems is still growing, particularly in developing countries.

      Trex Medical believes digital imaging will have significant applications in the general-purpose and specialized X-ray markets and is developing flat-panel digital technology for these applications. In general-purpose X-ray applications, Trex Medical believes digital imaging has the potential to produce better quality images and reduce operating costs by reducing the need for film, processing equipment, and chemicals. In addition, digital imaging will permit the electronic storage of images on magnetic or optical media, as well as the transmission of images to multiple locations. Furthermore, Trex Medical believes digital imaging could make the image intensifiers, which are large and expensive components in certain imaging systems, obsolete.

      Cardiac Catheterization, Angiography, and Electrophysiology. Trex Medical designs, manufactures, and markets cath labs and positioners for cardiovascular imaging systems. The imaging equipment is used in cath labs where angiography (the examination of blood vessels using X-rays following the injection of a radiopaque contrast medium) is performed. These systems are designed to provide real-time images of peripheral blood vessels and of the heart and coronary arteries for physicians performing diagnostic and interventional procedures such as balloon angioplasty.

      Trex Medical's products include the Unicath SP(TM) cardiovascular imaging system, with features such as Full Frame(TM) Zoom to further improve visualization of interventional devices such as stents, which are implanted in a blood vessel to keep it open once it has been expanded by balloon angioplasty. To complement the Unicath SP labs, Trex Medical offers digital image-processing systems, workstations, and archive alternatives.

      In addition, Trex Medical designs, manufactures, and sells electrophysiology systems that are used in the diagnosis and treatment of cardiac arrhythmia, which is characterized by the sudden, erratic beating of the heart and can result in cardiac arrest.

      Dental X-ray Systems. In April 1998, Trex Medical acquired Paris-based Trophy Radiologie, one of the world's largest manufacturers of dental X-ray systems. Through this division, Trex Medical designs, manufactures, and markets a variety of conventional and digital dental X-ray systems. In 1987, Trophy introduced the first digital X-ray system for dentists. In fiscal 1999, Trophy introduced the RVGui system. The ui stands for ultimate imaging, and a recent study has demonstrated that the RVGui's solid state intraoral sensor produces extremely sharp images that rival or exceed film in all respects. Other benefits include a significant reduction in X-ray exposure compared to conventional film-based systems and a detailed zoom mode.

Personal-care Products and Services

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

Advanced Technology Research

      ThermoTrex is currently focusing its advanced technology research efforts on the areas of avionics, X-ray detection, signal processing, and lasers. We have developed our expertise in these core technologies in connection with government-sponsored research and development.

      Satellite Communications. Through its two remaining operating units, our Trex Communications subsidiary serves the satellite communications industry. Through Electro-Magnetic Processes, Inc. (now called EMP TrexCom), acquired in May 1998, and LNR Communications, Inc. (now called LNR TrexCom), acquired in November 1998, we manufacture and market ground-based satellite communication systems and related components. EMP TrexCom manufactures ground stations that incorporate large satellite antennas, ranging in size from 3 to 13 meters. Government and commercial customers use these systems to uplink and downlink data. EMP TrexCom also develops and integrates telemetry systems used on military aircraft, enabling these planes to be tracked and tested. LNR TrexCom markets ground stations that use smaller antennas and are designed for commercial and private use. LNR TrexCom also offers transportable systems that use collapsible antennas that can be quickly assembled for use in remote locations around the world. Both EMP TrexCom and LNR TrexCom market their products through direct sales and a network of distributors.

      Government-funded Projects. ThermoTrex is currently working on government-funded projects in several areas, including:

(1) Passive Millimeter-Wave Imaging. We are developing a passive millimeter-wave camera (PMC), which is designed to enable the user to see objects hidden by fog and clouds and to see through certain opaque objects, such as building partitions. The PMC will be a totally passive device that emits no radiation and can produce real-time video images during the day or night without the clutter typical of radar. We believe the largest potential application of the PMC would be the incorporation of the device into airplanes for use during takeoffs, landings, and taxiing in adverse weather conditions.
    PMC acceptance is subject to certification by the Federal Aviation

    Administration. The U.S. Army has provided approximately $15.0 million in funding for PMC development over the last seven years. In fiscal 1999, through a modification to an existing contract, the U.S. Army Research Laboratory awarded an additional $2.1 million to continue development of the PMC.

(2) Surveillance of GEO satellites - In fiscal 1998, we received a 30-month, $28 million award (and an option for an additional $22 million) from the U.S. Air Force Research Laboratory, under which we are the prime contractor on a project to develop GLINT, the GEO Light Imaging National Testbed. GLINT is being developed to observe satellites in geosynchronous orbit. In fiscal 1999, we received $3.0 million in funding under this contract bringing total funding to $10.5 million.

(3) Digital Imaging - In fiscal 1998, the company received a three-year, $15 million contract from the Ballistic Missile Defense Organization (BMDO) to develop digital image sensors for military applications that include improved night-vision systems. In fiscal 1999, we received $3.8 million in funding under this contract bringing total funding to $6.8 million.

(4) Surveillance of LEO satellites - Under a contract awarded in 1993 by the U.S. Air Force Research Laboratory (formerly the U.S. Air Force Phillips Laboratory), we are designing and building a system to produce high-resolution images of low-earth-orbit (LEO) satellites. Through fiscal 1999, we have received $13.3 million under this contract.

(5) ROBS (rapid optical beam steering) laser radar system - We have developed and extensively tested the ROBS system over the last 12 years, supported by more than $30.6 million in government funding. Under a contract awarded in fiscal 1996 by the U.S. Naval Air Warfare Center at China Lake, California, ThermoTrex received funding of $3.1 million through the end of fiscal 1999. In fiscal 1999, ThermoTrex received a new 3-year, $10.0 million contract from the same agency to continue this work, and have been funded for $0.3 million through the end of fiscal 1999. Also in fiscal 1996, we received a $5.9 million contract, with options for an additional $7.2 million, from the U.S. Army Missile Command to build a new version of ROBS, called TCATS. Through fiscal 1999, the company received $5.8 million in funding under this contract.

      (ii) New Products

      Our business includes the research and development of new products (see "Principal Products and Services").

      (iii)Raw Materials

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

      The technology underlying the SoftLight system, including all related patents, belongs to ThermoLase by virtue of a license agreement executed in February 1993 between ThermoLase and the inventor of the system, which grants ThermoLase an irrevocable, exclusive, worldwide, perpetual license to the technology in exchange for a $0.1 million commitment fee and a royalty equal to 0.25% of revenues generated from the sale or use of the SoftLight system through February 10, 2010.

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

      (vii)Dependency on a Single Customer

      No single customer accounted for more than 10% of the revenues of the Personal-care Products and Services segment or the Medical Products segment in fiscal 1999. Approximately 30% of the Advanced Technology Research segment revenues in fiscal 1999 were derived from government contracts. If certain of these contracts were canceled or not fully funded, it would have a material adverse effect on this segment of our business.

      (viii)Backlog

      The company's backlog of firm orders at fiscal year-end 1999 and 1998 was:

(In thousands)                                                                            1999        1998
----------------------------------------------------------------------------------- ----------  ----------

Medical Products                                                                       $45,630     $58,733
Personal-care Products and Services                                                      4,537       4,116
Advanced Technology Research                                                            36,264      27,845
                                                                                       -------     -------

                                                                                       $86,431     $90,694
                                                                                       =======     =======

      The backlog at the Medical Products segment decreased primarily due to a decrease in orders for Trex Medical's medical imaging systems. As a result of the decline in backlog, and based on the volume of bookings in October and November 1999, Trex Medical expects to report lower comparative sales and operating results in the first quarter of fiscal 2000. Trex Medical believes that this decline in business is due in part to the consolidation of facilities and a reorganization of its distribution system; however, there can be no assurance that this trend will not continue.

      Certain of these orders are cancelable by the customer upon payment of a cancellation charge. We believe that substantially all of the backlog as of October 2, 1999, will be shipped or completed during fiscal 2000.

      (ix) Government Contracts

      Less than 10% of ThermoTrex's total revenues in fiscal 1999 were derived from contracts or subcontracts with the federal government, which are subject to renegotiation of profits or termination. There are no pending or, to our knowledge, threatened renegotiations or terminations that are material to ThermoTrex.

      (x)  Competition

Medical Products

      The healthcare industry in general, and the market for imaging products in particular, is highly competitive. Trex Medical competes with a number of companies, many of which have substantially greater financial, marketing, and other resources. In most diagnostic imaging modalities, including X-ray imaging, Trex Medical's competitors include large companies such as GE Medical Systems, the Philips Medical Systems subsidiary of Philips N.V., Siemens AG, Toshiba, and Shimadzu Corporation. Trex Medical's three minimally invasive breast-biopsy systems compete with products offered by GE, Fischer Imaging Corporation, and Philips, and with conventional surgical biopsy procedures.

      Outside the U.S., in the dental-imaging field, Trex Medical's competitors include Planmeca OY, Sirona Dental Systems, and the Soredex division of Orion Corporation. In the U.S., in the dental-imaging field, Trex Medical's competitors include Schick Technologies, Inc., Dexis, the Gendex and New Image divisions of DENTSPLY International, Inc., Sygnus Imaging, and the Dent-X subsidiary of AFP Imaging Corporation.

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

      (xi) Research and Development

      During fiscal 1999, 1998, and 1997, ThermoTrex expended $39,702,000, $39,826,000, and $32,067,000, respectively, on internally sponsored research and development programs, and $21,843,000, $16,223,000, and $11,667,000, respectively, on research and development programs sponsored by others.

      (xii)Environmental Protection Regulations

      We believe that compliance with federal, state, and local environmental regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

      (xiii)Number of Employees

      As of October 2, 1999, ThermoTrex employed approximately 1,800 people.

(d)   Financial Information about Exports by Domestic Operations

      Financial information about geographic areas is summarized in Note 13 to Consolidated Financial Statements in the Registrant's Fiscal 1999 Annual Report to Shareholders, which is incorporated in this document by reference.

(e)   Executive Officers of the Registrant

        Name                 Age   Present Title (Fiscal Year First Became
                                   Executive Officer)
        -------------------- ----- ---------------------------------------

        Anne Pol              52   Interim President (1999)
        Theo Melas-Kyriazi    40   Chief Financial Officer (1999)
        Dr. Kenneth Y. Tang   52   Senior Vice President (1990)
        Barry M. Lyons        41   Vice President, Finance (1998)
        Paul F. Kelleher      57   Chief Accounting Officer (1990)

      Each executive officer serves until his or her successor is chosen or appointed by the Board of Directors and qualified, or until earlier resignation, death, or removal. All executive officers, except Messrs. Melas-Kyriazi and Lyons, and Ms. Pol have held comparable positions for at least five years with ThermoTrex or Thermo Electron. Ms. Pol has been interim president of ThermoTrex since February 1999. She is also senior vice president, human resources, for Thermo Electron, a position she has held since May 1998. From April 1996 when she joined the company until then, she served as vice president, human resources, for Thermo Electron. Prior to joining Thermo Electron, she was president of the shipping and weighing systems division of Pitney Bowes, Inc. Mr. Melas-Kyriazi was appointed chief financial officer of the company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as assistant treasurer, and became treasurer in 1988. He was named president and chief executive officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument Systems Inc., in 1994, a position he held until becoming vice president of corporate strategy for Thermo Electron in 1998. Mr. Lyons has been vice president, finance ThermoTrex since April 1998. For at least five years prior to joining ThermoTrex, Mr. Lyons held various senior financial management positions at Merit Behavioral Care Corporation, a managed behavioral healthcare services company, including vice president of finance for its Continuum Behavioral Healthcare and Assured Health Systems subsidiaries. Ms. Pol, Mr. Melas-Kyriazi, and Mr. Kelleher are full-time employees of Thermo Electron, but devote as much time to the affairs of the company as is reasonably required.

Item 2.  Properties

      The location and general character of ThermoTrex's principal properties as of October 2, 1999, are as follows:

Medical Products

      Trex Medical owns three office and manufacturing facilities: a 62,500-square-foot facility in Danbury, Connecticut, a 12,900-square-foot office and manufacturing facility in Bolu, Turkey, and a 7,500-square-foot office and manufacturing facility in Jakarta, Indonesia. Trex Medical leases a 120,000-square-foot office and manufacturing facility in Copiague, New York, under a lease expiring in 2005; a 156,000-square-foot office and manufacturing facility in Littleton, Massachusetts, under a lease expiring in 2012; a 60,000-square-foot office and manufacturing facility in Danbury, Connecticut, under a lease expiring in 2007; a 120,000-square-foot office, manufacturing and lab facility in Paris, France, under a lease expiring in 2002; and a 10,750-square-foot office and manufacturing facility in Saint Eitenne, France, under a lease expiring in 2005. This segment also leases facilities in Germany, the United Kingdom, Italy, Spain, Japan, and Belgium.

Personal-care Products and Services

      ThermoLase occupies approximately 201,000 square feet of office and manufacturing space in Carrollton, Texas, under a lease expiring in 2004, through its CBI subsidiary.

Advanced Technology Research

      ThermoTrex currently leases a 90,000-square-foot office, engineering, and laboratory facility in San Diego, California, under a lease expiring in 2006. ThermoTrex also leases an 18,480-square-foot office and laboratory facility in Soccoro, New Mexico, under a lease expiring in fiscal 2000. Trex Communications owns a 42,000-square-foot office, engineering, and manufacturing facility in Hauppauge, New York. Trex Communications currently leases office, engineering, and manufacturing space of 42,000 square feet in Norcross, Georgia, under a lease expiring in fiscal 2000 and 80,000 square feet in Simi Valley, California, under a lease expiring in 2009. This segment also leases facilities in Hawaii and Texas.

      We believe these facilities are in good condition and are suitable and adequate to meet our current needs.

Item 3.  Legal Proceedings

      On April 2, 1992, Fischer Imaging Corporation filed a lawsuit in the United States District Court, District of Colorado, against Trex Medical's Lorad division, alleging that Lorad's prone breast-biopsy system infringes a Fischer patent on a precision mammographic needle-biopsy system. As of October 2, 1999, Trex Medical had recorded revenues of approximately $157.5 million from the sale of these systems; $34.4 million of the total was from sales that were recorded before October 16, 1995, which is the date that Lorad was transferred from ThermoTrex to Trex Medical. On April 7, 1998, Fischer filed a second lawsuit in the United States District Court, district of Colorado, against Trex Medical, alleging that its manufacture of breast-imaging equipment and breast-biopsy system infringes on a second Fischer patent, which was issued April 7, 1998. These two lawsuits have been consolidated into a single lawsuit.

      Fischer is seeking a permanent injunction, treble damages, and attorneys' fees and expenses. If Trex Medical is unsuccessful in defending this lawsuit, it may be enjoined from manufacturing and selling its prone breast-biopsy system without a license from Fischer. If a license were required, there is no assurance that Trex Medical will be able to obtain one on commercially reasonable terms, or on any terms. In addition, Trex Medical may be subject to damages for past infringement. As of October 2, 1999, Trex Medical had accrued approximately $1.1 million for costs associated with this litigation.

      Trex Medical's Trophy subsidiary is party to a lawsuit filed March 21, 1996, in the United States District Court for the Eastern District of New York against Schick Technologies, Inc. alleging infringement of a Trophy patent relating to dental X-ray apparatus. Schick has filed a counterclaim against Trophy alleging infringement of a Schick patent that also relates to dental X-ray apparatus. Each of the parties is seeking a declaration that the opposing party's patent is invalid, a permanent injunction, treble damages, and attorneys' fees and expenses.

      On May 26, 1999, a shareholder seeking to act on behalf of the public shareholders of the company filed a complaint in California Superior Court in San Diego County which alleges, among other things, that the proposed merger of the company into Thermo Electron would violate fiduciary duties to the public shareholders of the company and would deprive them of the fair value of their company shares. A shareholder filed a substantially similar complaint in the same court on June 4, 1999, and a shareholder filed a substantially similar complaint in the Delaware Court of Chancery in New Castle County on December 17, 1999, following the announcement of the terms of the proposed merger of the company with Thermo Electron. The plaintiffs are seeking injunctive and other relief. The complaints also name Thermo Electron and the directors of the company as defendants.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1999 Annual Report to Shareholders, which is incorporated in this document by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1999 Annual Report to Shareholders, which is incorporated in this document by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1999 Annual Report to Shareholders, which is incorporated in this document by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1999 Annual Report to Shareholders, which is incorporated in this document by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements and Supplementary Data are included in the Registrant's Fiscal 1999 Annual Report to Shareholders, which are incorporated in this document by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Not applicable.

Item 10. Directors and Executive Officers of the Registrant

Directors

      Set forth below are the names of the directors; their ages; their offices in the company, if any, their principal occupation or employment for the past five years; the length of their tenure as directors; and the names of other public companies in which such persons hold directorships.

----------------------------------------------------------------------------------------------------------
Morton Collins           Mr. Collins, 63, has been a director of the company since 1991.  He has been a general partner of DSV Partners III, a venture capital limited partnership, since 1981 and a general partner of DSV Management, Ltd. since 1982.  Since
                         1985, DSV Management, Ltd. has been a general partner of DSV Partners IV, a venture capital limited partnership.  He is also a director of Kopin
                         Corporation and The Liposome Company.
----------------------------------------------------------------------------------------------------------
Peter O. Crisp           Mr. Crisp, 67, has been a director of the company since 1991.  He was a general partner of Venrock Associates, a venture capital investment firm, for over five years until his retirement in September 1997.  He is also a director of
                         American Superconductor Corporation, Evans & Sutherland Computer Corporation,
                         Thermedics Inc., Thermo Electron Corporation, and United States Trust
                         Corporation.
----------------------------------------------------------------------------------------------------------
Paul F. Ferrari          Mr. Ferrari, 69, has been a director of the company since 1990.  Since 1991, he has been a consultant to various companies including Thermo Electron, a provider of products and services in measurement instrumentation, biomedical devices, energy, resource recovery, and emerging technologies, and its subsidiaries.  He was at Thermo Electron as a vice president from 1988 until his retirement at the end of 1990; secretary from 1981 to 1990; and treasurer from 1967 to 1988.  He is also a director of General Scanning Inc. and
                         Thermedics Inc.
----------------------------------------------------------------------------------------------------------
George N. Hatsopoulos    Dr. Hatsopoulos, 72, has been a director of the company since 1988.  He was the chairman of the board and chief executive officer of Thermo Electron from 1956 until June 1999, and its president from 1956 until January 1997.  He is serving as non-executive chairman of the board of Thermo Electron until January 1, 2000.
                         He is also a director of Photoelectron Corporation, Thermedics, Thermo Ecotek
                         Corporation, Thermo Electron, Thermo Fibertek Inc., and Thermo Instrument
                         Systems Inc.
----------------------------------------------------------------------------------------------------------
Robert C. Howard         Mr. Howard, 68, has been a director of the company since 1988, and was chairman of the board from 1988 to February 1996.  He was an executive vice president of
                         Thermo Electron from 1986 until his retirement in January 1997. He currently serves as a consultant to Thermo Electron.
----------------------------------------------------------------------------------------------------------
John T. Keiser           Mr. Keiser, 63, has been a director of the company since September 1998.  He has been the chief operating officer, biomedical, of Thermo Electron since
                         September 1998 and was a vice president from April 1997 until his promotion.
                         He has been the president and chief executive officer of Thermedics since March
                         1998 and December 1998, respectively, and was a senior vice president of
                         Thermedics from 1994 until his promotion to president.  He has also been the president of Thermo Electron's wholly owned biomedical group, a manufacturer of medical equipment and instruments, since 1994.  He was president of the
                         Eberline Instrument, division of Thermo Instrument Systems from 1985 to July 1994.
                         The Eberline Instrument division manufactures radiation detection and counting instrumentation and radiation monitoring systems. He is a director of Metrika
                         Systems Corporation, Thermedics, Thermedics Detection Inc., Thermo Cardiosystems
                         Inc., ThermoLase Corporation, Thermo Sentron Inc., and Trex Medical Corporation.
----------------------------------------------------------------------------------------------------------

John F. Magee            Mr. Magee, 73, has been a director of the company since June 1999.  He was chairman of the board of Arthur D. Little, Inc. from 1986 until his retirement in June 1998.  He also served as the president of Arthur D. Little from 1972 until 1986 and as its chief executive officer from 1974 until 1988.
----------------------------------------------------------------------------------------------------------
Nicholas T. Zervas       Dr. Zervas, 70, has been a director of the company since 1992.  He has been
                         Chief of Neurological Service at Massachusetts General Hospital since 1977.  He is also a director of Thermedics, Thermo Cardiosystems, and ThermoLase.
----------------------------------------------------------------------------------------------------------

Executive Officers

      Reference is made to Item 1(e) - Executive Officers of the Registrant for information regarding the Executive Officers of Company.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, (the Exchange Act) requires the company's directors and executive officers, and beneficial owners of more than 10% of the company's common stock (Common Stock), such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1999, except in the following instances: Mr. Collins, Mr. Crisp, Mr. Ferrari, Mr. Howard, and Dr. Zervas, all directors of the company, each filed one late transaction, reporting the exempt grant of stock options. Thermo Electron filed one Form 4 late reporting a total of 15 transactions, including one open market purchase of shares of Common Stock and 14 transactions associated with the cancellation and grant of options to purchase Common Stock granted to employees under its stock option program.

Item 11. Executive Compensation

Compensation of Directors

   Cash Compensation

      Outside directors receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the board of directors, and $500 per day for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of directors' fees is made quarterly. Dr. Hatsopoulos and Mr. Keiser are both employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the company for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

      The board of directors established a special committee (the Special Committee) consisting solely of outside directors for the purpose of evaluating the merits and negotiating the terms of the proposed transaction with Thermo Electron pursuant to which the company would be taken private. Mr. Collins and Mr. Magee were appointed as the members of the Special Committee.

      The members of the Special Committee receive a one-time retainer of $20,000, a fee of $1,000 per day for attending regular meetings of the Special Committee, and $500 per day for participating in meetings of the Special Committee held by means of conference telephone.

  Deferred Compensation Plan for Directors

      Under the company's deferred compensation plan for directors (the Deferred Compensation Plan), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies, or retires from his principal occupation. In the event of a change in control or proposed change in control of the company that is not approved by the board of directors, deferred amounts become payable immediately. Any of the following is deemed to be a change of control: (i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors," which term is defined to include directors who were members of Thermo Electron's board on July 1, 1999, or who subsequent to that date were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization, or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 22,500 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of October 2, 1999, deferred units equal to approximately 12,678 full shares of Common Stock were accumulated for current directors under the Deferred Compensation Plan.

   Directors Stock Option Plan

      The company's directors stock option plan (the Directors Plan) provides for the grant of stock options to purchase shares of Common Stock of the company and its majority-owned subsidiaries to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside directors are automatically granted options to purchase 1,000 shares of Common Stock annually. The annual grant is made at the close of business on the date of each Annual Meeting of the Stockholders of the company to each outside director then holding office. Options evidencing annual grants are immediately exercisable at any time from and after the grant date of the option and prior to the earliest to occur of (i) the expiration of the option on the third anniversary of the grant date; (ii) two years after the director ceases to serve as a director of the company; or (iii) the date of dissolution or liquidation of the company. Shares acquired upon exercise of the options are subject to repurchase by the company at the exercise price if the recipient ceases to serve as a director of the company or another Thermo Electron company prior to the first anniversary of the grant date.

      The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price paid per share by third parties in an arms-length transaction prior to the option grant. As of October 2, 1999, options to purchase 125,650 shares of Common Stock had been granted and were outstanding under the Directors Plan, 29,500 options had lapsed, options to purchase 66,450 shares of Common Stock had been exercised, and options to purchase 128,850 shares of Common Stock were reserved and available for grant.

Stock Ownership Policies for Directors

      The human resources committee of the board of directors (the Committee) has established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level within a three-year period. The chief executive officer of the company is required to comply with a separate stock holding policy established by the Committee, which is described below.

      In addition, the Committee has adopted a policy requiring directors to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers and is described below.

Summary Compensation Table

      The following table summarizes compensation during the last three fiscal years for services to the company in all capacities awarded to, earned by, or paid to (i) the company's former chief executive officer and (ii) its other executive officers, whose total annual salary and bonus, as determined in accordance with the rules of the Securities and Exchange Commission, was greater than $100,000, and who were employed by the company as of the end of fiscal 1999. These executive officers are together referred to as the "named executive officers."

      The company is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the company, in accordance with the Thermo Electron Corporate Charter (the Charter). The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the company's affairs is provided to the company under the Corporate Services Agreement (the Services Agreement) between the company and Thermo Electron. See
Item 13 - Certain Relationships and Related Transactions. Accordingly, the compensation for these individuals is not reported in the following table.

                                       Summary Compensation Table
----------------------------------------------------------------------------------------------------------
                                                                   Long Term
                                                                Compensation
                                                                  Restricted   Securities
Name and Principal        Fiscal     Annual Compensation (1)           Stock   Underlying        All Other
Position                    Year      Salary       Bonus (2)       Award (3)  Options (4) Compensation (5)
----------------------------------------------------------------------------------------------------------

Gary S. Weinstein (6)       1999    $ 58,500        $      0            -        - -           $569,327(7)
 former Chief Executive
 Officer                    1998    $137,375        $150,000            -   42,000 (TRCC)      $ 24,146(7)
                            1997    $117,604        $150,000            -   30,000 (TLZ)       $163,329(7)
----------------------------------------------------------------------------------------------------------

Kenneth Y. Tang             1999    $182,302             N/A    $199,543    40,000 (TKN)       $  7,200
 Senior Vice President
                            1998    $172,750       $  54,000                20,000 (TKN)       $  7,200
                                                                            20,000 (TRCC)
                            1997    $164,000       $  53,000            -        - -           $  7,125
----------------------------------------------------------------------------------------------------------
Barry M. Lyons (8)          1999    $135,850             N/A            -   40,000 (TKN)       $  1,550
 Vice President,  Finance
                            1998   $  54,167       $  33,000            -   15,000 (TKN)              -
                                                                             5,000 (TMO)
                                                                            10,000 (TLZ)
                                                                            10,000 (TRCC)
                                                                            10,000 (TXM)

(1) Annual compensation for executive officers is reviewed and determined on a calendar year basis, even though the company's fiscal year ends in September.

(2) The bonus amount represents the bonus paid for performance during the calendar year in which the company's fiscal year-end occurred. As of the date hereof, bonuses have not yet been determined for calendar 1999. The Committee expects to determine bonuses in March 2000, when the audited financial statements of the company's parent company will be available.
(3) In fiscal 1999, Dr. Tang was awarded 10,200 shares of restricted stock of Thermo Electron with a value of $199,543, on the grant date. The restricted stock awards vest in their entirety on May 20, 2002. Any dividends paid on restricted stock are entitled to be retained by the registrant without regard to vesting. At the end of fiscal 1999, Dr. Tang held 10,200 shares of restricted stock with an aggregate value of $ 138,338.
(4) Options granted by the company are designated in the table as "TKN." In addition, the named executive officers have also been granted options to purchase common stock of Thermo Electron and its majority-owned subsidiaries from time to time as part of Thermo Electron's stock option program. Options have been granted during the last three fiscal years in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), ThermoLase (designated in the table as TLZ), Trex Medical (designated in the table as TXM) and Trex Communications Corporation (designated in the table as TRCC). Mr. Weinstein has been granted certain options to purchase common stock of Thermo Electron and certain of its subsidiaries, other than the company and its subsidiaries, from time to time as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the company. These options are not reported in the table.
(5) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan, except as noted.
(6) Mr. Weinstein was appointed the company's chief executive officer effective as of February 26, 1996. He was also appointed a vice president of Thermo Electron effective as of February 26, 1996. Mr. Weinstein resigned as Chief Executive Officer of the company effective February 24, 1999. See Item 11 - Executive Compensation - Severance Agreement. A portion of Mr. Weinstein's annual cash compensation (salary and bonus) has been allocated to and paid by Thermo Electron since the commencement of his employment for the time he devoted to his responsibilities in that capacity. The annual cash compensation (salary and bonus) reported in the table for Mr. Weinstein represents the amount paid by the company for Mr. Weinstein's services as its chief executive officer. For each of fiscal 1999, 1998, and 1997, approximately 50% of Mr. Weinstein's aggregate salary and bonus earned in all capacities throughout the Thermo Electron organization was paid by the company for his services as chief executive officer.
(7) In addition to a $7,200, $7,200, and $5,344 matching contribution referred to in footnote (5) in fiscal 1999, 1998, and 1997, respectively, this amount includes $6,310 for fiscal 1999, $16,946 for fiscal 1998, and $18,533 for fiscal 1997 attributable to an interest-free loan provided to Mr. Weinstein pursuant to the company's Stock Holding Assistance Plan (see "Relationship with Affiliates - Stock Holding Assistance Plan"). Fiscal 1999 also includes a payment of $240,000, $239,253 loan forgiveness, $45,482 paid by the company as an adjustment to such loan forgiveness to account for taxes, $13,702 in accrued vacation, and $17,380 paid in connection with the purchase of Mr. Weinstein's automobile as part of a severance agreement. See Item 11 - Certain Relationships and Related Transactions. Fiscal 1997 also includes the reimbursement by the company of $96,407 in expenses associated with Mr. Weinstein's relocation to Waltham, Massachusetts, and an additional $43,045 paid by the company to Mr. Weinstein as an adjustment to such reimbursement to account for taxes.
(8) Mr. Lyons was appointed a vice president of the company on April 21, 1998. The salary reported for fiscal 1998 represents the amount paid for the fiscal year from the commencement of his employment through October 3, 1998.

Stock Options Granted During Fiscal 1999

      The following table sets forth information concerning individual grants of stock options made during fiscal 1999 to the company's named executive officers. It has not been the company's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1999.

                                      Option Grants in Fiscal 1999
----------------------------------------------------------------------------------------------------------
                                                                                      Potential Realizable
                            Number of Securities    Percent of                            Value at Assumed
                              Underlying Options    Total Options    Exercise         nnual Rates of Stock
                            Granted and Company (1) Granted to Price Per Expiration Price Appreciation for
                                                    Employees in     Share     Date        Option Term (2)
Name                                                Fiscal Year                            5%        10%
----------------------------------------------------------------------------------------------------------

Gary S. Weinstein                        -                -            -          -         -           -
----------------------------------------------------------------------------------------------------------
Kenneth Y. Tang                     40,000 (TKN)      10.10%       $8.79   12/17/05  $143,140    $333,568
----------------------------------------------------------------------------------------------------------
Barry M. Lyons                      40,000 (TKN)      10.10%       $8.79   12/17/05  $143,140    $333,568
----------------------------------------------------------------------------------------------------------

(1) All of the options granted during the fiscal year are immediately exercisable at the date of grant. In all cases, the shares acquired upon exercise are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights lapse ratably over five-year period, depending on the option term, which in the present case is seven years, provided the optionee continues to be employed by the granting company or any other Thermo Electron company. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. See footnote (4) under Summary Compensation Table above for the company abbreviations used in this table.
(2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the applicable corporation, the optionee's continued employment through the option period, and the date on which the options are exercised.

Stock Options Exercised During Fiscal 1999 and Fiscal Year-End Option Values

      The following table reports certain information regarding stock option exercises during fiscal 1999 and outstanding stock options held at the end of fiscal 1999 by the company's named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1999.

            Aggregated Option Exercises In Fiscal 1999 And Fiscal 1999 Year-End Option Values
-----------------------------------------------------------------------------------------------------------
                                                                                Number of         Value of
                                                                              Unexercised      Unexercised
                                                 Shares                 Options at Fiscal     In-the-Money
                                            Acquired on                          Year-End Options at Fiscal
                                               Exercise         Value       (Exercisable/         Year-End
Name                                                     Realized (2)  Unexercisable) (1)    (Exercisable/
                              Company (1)                                                    Unexercisable)
-----------------------------------------------------------------------------------------------------------

Gary S. Weinstein                       -             -             -              -                  -
-----------------------------------------------------------------------------------------------------------
Kenneth Y. Tang                       TKN             -             -      75,000 /0      $       0  /-
                                      TMO             -             -       9,000 /0      $       0  /-
                                      TLZ             -             -     304,000 /0      $24,000    /-
                                     TRCC             -             -           0 /20,000         -  /$0 (3)
                                      TXM             -             -       40,000/0      $       0  /-
-----------------------------------------------------------------------------------------------------------
Barry M. Lyons                        TKN             -             -      55,000 /0      $       0  /-
                                      TMO             -             -       5,000 /0      $       0  /-
                                      TLZ             -             -      10,000 /0      $       0  /-
                                     TRCC             -             -           0 /10,000         -  /$0 (3)
                                      TXM             -             -      10,000 /0      $       0  /-
-----------------------------------------------------------------------------------------------------------

(1) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except options to purchase the common stock of Trex Communications, which were not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act or (ii) nine years from the grant date. As a result of the repurchases by the company of the minority shareholders' common stock of Trex Communications, the company assumed stock options maintained by Trex Communications, which became exercisable for Common Stock. These options, as well as, options under stock option plans maintained by the company relating to options to purchase shares of Trex Communications common stock became exercisable at the time of the purchase by the company of the minority shareholders' common stock. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly-traded companies, the repurchase rights generally lapse ratably over a one- to ten-year period, depending on the option term, which may vary from five to twelve years, provided that the optionee continues to be employed by the granting company or another Thermo Electron company. For companies that are not publicly-traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. See footnote (4) under Summary Compensation Table above for the company abbreviations used in this table.
(2) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the named executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(3) No public market existed for the shares underlying these options as of October 2, 1999. Accordingly, no value in excess of exercise price has been attributed to these options.

Severance Agreement  (Gary Weinstein)

      Gary Weinstein, former Chairman and CEO of the company, resigned in March 1999. In connection with his resignation, Thermo Electron entered into a separation agreement dated March 12, 1999, pursuant to which Thermo Electron agreed to make certain payments and provide certain benefits to Mr. Weinstein. The amounts payable to Mr. Weinstein under the separation agreement consist of the following: $300,000 as a bonus for the 1998 calendar year, $240,000 as a severance payment payable within ten days of the date of the agreement and an additional $240,000 on the first anniversary of the date of the agreement, and $27,404 for accrued but unused vacation. Fifty percent of these payments was allocated to Thermo Electron and fifty percent was allocated to the company. In addition, Mr. Weinstein agreed to sell to the company, at current market price, the 10,000 shares of company common stock he had acquired, with the proceeds used to reduce the outstanding balance of a loan previously made to Mr. Weinstein under the company's Stock Holding Assistance Plan. The balance of the outstanding loan to Mr. Weinstein, after reduction by the amount of the sale proceeds, was $239,253. This balance was forgiven and the company paid Mr. Weinstein $45,482 to offset the tax liability resulting from the loan forgiveness. Mr. Weinstein was permitted to retain his company car, and one half of the cost of purchasing such car from the leasing company was allocated to the company. The separation agreement includes an agreement by Mr. Weinstein not to compete with Thermo Electron and its subsidiaries for the period through February 2001.

Stock Ownership Policies

      The Committee established a stock holding policy for executive officers of the company that required executive officers to own a multiple of their compensation in shares of Common Stock. For the chief executive officer, the multiple is one times his base salary and reference incentive compensation for the fiscal year. For all other officers, the multiple was one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period. The policy has been amended to apply only to the chief executive officer.

      In order to assist executive officers in complying with the policy, the Committee also adopted a stock holding assistance plan under which the company is authorized to make interest-free loans to executive officers to enable them to purchase shares of Common Stock in the open market. This plan was also amended to apply only to the chief executive officer. The loans are required to be repaid upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee.

      The Committee also has a policy requiring its executive officers to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and each majority-owned subsidiary of the company, as of October 2, 1999, with respect to (i) each director, (ii) each executive officer named in the summary compensation table set forth in Item 11 - Executive Compensation (the named executive officers) and
(iii) all directors and current executive officers as a group. In addition, the following table sets forth the beneficial ownership of Common Stock, as of October 2, 1999, with respect to each person who was known by the company to own beneficially more than 5% of the outstanding shares of Common Stock.

      While certain directors or executive officers of the company are also directors and executive officers of Thermo Electron or its subsidiaries other than the company, all such persons disclaim beneficial ownership of the shares of Common Stock beneficially owned by Thermo Electron.


Name (1)                         ThermoTrex         Thermo    ThermoLase         Trex  Trex Communications
                              Corporation (2)     Electron   Corporation (4)  Medical      Corporation (6)
                                               Corporation (3)            Corporation (5)
----------------------------------------------------------------------------------------------------------

Thermo Electron Corporation (7)  18,297,700            N/A           N/A           N/A                N/A
Nicholas Company, Inc. (8)        1,061,800            N/A           N/A           N/A                N/A
Morton Collins                       29,404              0        13,754         2,164                  0
Peter O. Crisp                       40,499        105,064        22,758         4,500                  0
Paul F. Ferrari                      28,150         16,495        22,758         3,075              5,000
George N. Hatsopoulos                44,889      3,889,697        31,125        41,188                  0
Robert C. Howard                     44,543        149,753           250        40,000                  0
John T. Keiser                       90,000        290,487             0        20,000                  0
Barry M. Lyons                       55,000          5,000        10,000        10,000                  0
John F. Magee                             0          5,850             0             0                  0
Kenneth Y. Tang                      89,637         10,430       350,440        51,706             37,500
Gary S. Weinstein                         0            337        67,824        15,000              6,250
Nicholas T. Zervas                   10,647              0        89,554         1,500              5,000
All directors and current
executive officers as a
group (14 persons)                  441,685      4,988,307       691,980       252,133             53,750

(1) Except as reflected in the footnotes to this table, shares of Common Stock and the common stock of Thermo Electron, ThermoLase, Trex Medical and Trex Communications beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.
(2) Shares of Common Stock beneficially owned by Mr. Collins, Mr. Crisp, Mr. Ferrari, Dr. Hatsopoulos, Mr. Howard, Mr. Keiser, Mr. Lyons, Dr. Tang, Dr. Zervas and all directors and current executive officers as a group include 6,750, 6,550, 6,550, 30,000, 30,000, 90,000, 55,000, 75,000, 5,850, and
     310,700 shares, respectively, that such person or group has the right to acquire within 60 days of October 2, 1999, through the exercise of stock options. Shares beneficially owned by Mr. Collins, Mr. Crisp, Dr. Zervas, and all directors and current executive officers as a group include 3,055, 4,825, 4,797, and 12,677 shares, respectively, that had been allocated through October 2, 1999, to their respective accounts maintained under the company's Deferred Compensation Plan for Directors. Shares beneficially owned by Mr. Howard include 7,407 shares issuable upon conversion of $200,000 in principal amount of the company's 3 1/4% convertible debenture due in 2007. Shares beneficially owned by Dr. Hatsopoulos include 160 shares held by Dr. Hatsopoulos' spouse. No director or named executive officer beneficially owned more than 1% of Common Stock as of October 2, 1999; all directors and current executive officers as a group beneficially owned 1.97% of Common Stock outstanding as of such date.
(3) Shares of the common stock of Thermo Electron beneficially owned by Mr. Crisp, Dr. Hatsopoulos, Mr. Howard, Mr. Keiser, Mr. Lyons, Dr. Tang, and all directors and current executive officers as a group include 9,673, 2,206,486, 5,737, 243,334, 5,000, 9,000, and 2,922,335 shares, respectively, that such person or group has the right to acquire within 60 days of October 2, 1999, through the exercise of stock options. Shares beneficially owned by Dr. Hatsopoulos and all directors and current executive officers as a group include 2,266 and 4,763 full shares, respectively, allocated to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets were, as of October 2, 1999, executive officers of Thermo Electron. Shares beneficially owned by Mr. Crisp and all directors and current executive officers as a group include 48,527 full shares, allocated through October 2, 1999, to Mr. Crisp's account maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Dr. Hatsopoulos include 144,437 shares held by his spouse, 330,747 shares held by a family trust of which his spouse is the trustee and 566,262 shares held by a family limited partnership indirectly controlled by Dr. Hatsopoulos. Shares beneficially owned by Dr. Hatsopoulos also include 50,000 shares that a family trust, of which Dr. Hatsopoulos' spouse is the trustee, has the right to acquire within 60 days of October 2, 1999, and 2,149,500 shares that a family limited partnership indirectly controlled by Dr. Hatsopoulos has the right to acquire within 60 days of October 2, 1999, through the exercise of stock options. Dr. Hatsopoulos disclaims beneficial interest in the shares owned by the family limited partnership except to the extent of his pecuniary interest therein. No director or named executive officer beneficially owned more than 1% of the common stock of Thermo Electron as of October 2, 1999, except for Dr. Hatsopoulos who beneficially owned 2.42% of such common stock; all directors and current executive officers as a group beneficially owned 3.12% of the common stock of Thermo Electron outstanding as of such date.
(4) Shares of the common stock of ThermoLase beneficially owned by Mr. Collins, Mr. Crisp, Mr. Ferrari, Dr. Hatsopoulos, Mr. Howard, Mr. Lyons, Dr. Tang, Dr. Zervas, and all directors and current executive officers as a group include 13,754, 22,758, 22,758, 28,800, 250, 10,000, 304,000, 68,318, and
     547,638 shares, respectively, that such person or group has the right to acquire within 60 days of October 2, 1999, through the exercise of stock options. Shares beneficially owned by Dr. Zervas and all directors and current executive officers as a group include 2,080 shares, allocated through October 2, 1999, to Dr. Zervas's account maintained pursuant to ThermoLase's deferred compensation plan for directors. Shares beneficially owned by Dr. Hatsopoulos include 32 shares held by his spouse. No director or named executive officer beneficially owned more than 1% of the common stock of ThermoLase as of October 2, 1999; all directors and current executive officers as a group beneficially owned 1.75% of the common stock of ThermoLase outstanding as of such date.
(5) Shares of the common stock of Trex Medical beneficially owned by Mr. Collins, Mr. Crisp, Mr. Ferrari, Dr. Hatsopoulos, Mr. Howard, Mr. Keiser, Mr. Lyons, Dr. Tang, Dr. Zervas, and all directors and current executive officers as a group include 1,500, 1,500, 1,500, 40,000, 40,000, 20,000,
     10,000, 40,000, 1,500, and 216,000 shares, respectively, that such person or group has the right to acquire within 60 days of October 2, 1999, through the exercise of stock options. Shares beneficially owned by Dr. Hatsopoulos include 16 shares held by his spouse and 40,000 shares held by a family limited partnership indirectly controlled by Dr. Hatsopoulos. Dr. Hatsopoulos disclaims beneficial interest in the shares owned by the family limited partnership except to the extent of his pecuniary interest therein. No director or named executive officer beneficially owned more than 1% of the common stock of Trex Medical as of October 2, 1999; all directors and current executive officers as a group beneficially owned less than 1% of the common stock of Trex Medical outstanding as of such date.
(6) As of October 2, 1999, no director or executive officer owned more than 1% of the outstanding common stock of Trex Communications; all directors and current executive officers as a group beneficially owned less than 1% of the Trex Communications common stock outstanding as of such date.
(7) Thermo Electron beneficially owned 80.47% of Common Stock as of October 2, 1999. Shares beneficially owned by Thermo Electron include 370,370 shares issuable upon conversion of $10,000,000 in principal amount of the company's 3 1/4% subordinated convertible debentures due in 2007. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of October 2, 1999, Thermo Electron had the power to elect all of the members of the company's board of directors.
(8) Information regarding the number of shares of Common Stock beneficially owned by Nicholas Company, Inc. is based on the most recent Schedule 13G of Nicholas Company, Inc. received by the company, which reported such ownership as of February 11, 1999. The address of Nicholas Company, Inc. is 700 N. Water Street, Suite 1010, Milwaukee, Wisconsin 53202. Shares reported as beneficially owned by Nicholas Company, Inc. consist of shares beneficially owned by advisory clients of Nicholas Company, Inc. Based on such information, Nicholas Company, Inc. beneficially owned 5.69% of Common Stock outstanding as of October 2, 1999.

Item 13. Certain Relationships and Related Transactions

      Thermo Electron has, from time to time, caused its subsidiaries to sell minority interests to investors, resulting in several majority-owned, private and publicly-held subsidiaries. Thermo Electron has created the company as a majority-owned, publicly-held subsidiary. The company and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries."

      Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries, including the company, have adopted the Charter to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly; (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined; (3) each company has access to the combined resources and financial, managerial and technological strengths of the others; and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

      To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies, and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the Thermo Group) to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and the Thermo Subsidiaries.

      The Charter currently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the company, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. In addition, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

      As provided in the Charter, the company and Thermo Electron have entered into the Services Agreement under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the company. The company was assessed an annual fee equal to 0.8% of the company's revenues for these services in fiscal 1999. The annual fee will remain at 0.8% of the company's revenues for fiscal 2000. The fee is reviewed annually and may be changed by mutual agreement of the company and Thermo Electron. During fiscal 1999, Thermo Electron assessed the company $2,769,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the company. In fiscal 1999, the company and its affiliates were billed an additional $259,000 by Thermo Electron for certain administrative services required by the company and its affiliates that were not covered by the Services Agreement. The Services Agreement automatically renews for successive one-year terms, unless canceled by the company upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the company ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the company will be required to pay a termination fee equal to the fee that was paid by the company for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the company or as required in order to meet the company's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the company a fee equal to the market rate for comparable services if such services are provided to the company following termination.

      The company has entered into a Tax Allocation Agreement with Thermo Electron that outlines the terms under which the company will be included in Thermo Electron's consolidated federal and state income tax returns. Under current law, the company will be included in such tax returns so long as Thermo Electron owns at least 80% of Common Stock outstanding. As of July 1999, the company and ThermoLase joined the Thermo Electron consolidated federal income tax return as Thermo Electron's stock ownership in the company and the combined Thermo Electron and company ownership of ThermoLase exceeded 80%. As a result, Thermo Electron charges or pays the company and ThermoLase amounts based on their relative contribution to Thermo Electron's tax liability. If Thermo Electron's equity ownership of the company were to drop below 80%, the company would file its own tax returns. The agreement provides that Thermo Electron charges or pays the company amounts based on the company's relative contribution to Thermo Electron's tax liability at the time that Thermo Electron pays its tax liability or receives a tax benefit. Due to the tax losses incurred by the company since June 1999 when the company became part of a consolidated tax group with Thermo Electron, Thermo Electron will pay to the company with respect to fiscal 1999, an amount equal to the tax benefit received by Thermo Electron with respect to such tax losses.

      At fiscal year-end 1998, $146,534,000 of the company's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the company in effect lent excess cash to Thermo Electron, which Thermo Electron collateralized with investments principally consisting of corporate notes, U.S. government-agency securities, commercial paper, money market funds, and other marketable securities, in the amount of at least 103% of such obligation. The company's funds subject to the repurchase agreement were readily convertible into cash by the company. The repurchase agreement earned a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. Effective June 1999, the company adopted a new cash management arrangement with Thermo Electron, described below, that replaces the repurchase agreement.

      As of October 2, 1999, $39,000,000 of the company's cash equivalents were invested in a cash management arrangement with Thermo Electron, which was effective June 1999. Under the cash management arrangement, the company lends its excess cash to Thermo Electron and has the contractual right to withdraw its invested funds upon 30 days' prior notice. Thermo Electron is contractually required to maintain cash, cash equivalents and/or immediately available bank lines of credit equal to at least 50% of all the funds invested under the arrangement by all Thermo Electron subsidiaries other than wholly-owned subsidiaries. The company's funds invested in the cash management arrangement earn a rate equal to the 30-day Dealer Commercial Paper Rate as reported in The Wall Street Journal plus 50 basis points, set at the beginning of each month.

      Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the company and ThermoLase. Under this plan, the company and ThermoLase would be merged into Thermo Electron. As a result, the company and ThermoLase would become wholly owned subsidiaries of Thermo Electron. The public shareholders of the company and ThermoLase would receive common stock in Thermo Electron in exchange for their shares. In December 1999, the board of directors of the company and Thermo Electron approved a definitive agreement and plan of merger with Thermo Electron under which Thermo Electron would acquire all of the outstanding shares of Common Stock held by shareholders other than Thermo Electron in exchange for Thermo Electron common stock at a ratio of one share of Common Stock for .5503 shares of Thermo Electron common stock. In addition, the board of directors of ThermoLase and Thermo Electron approved a definitive agreement and plan of merger with Thermo Electron under which Thermo Electron would acquire all of the outstanding shares of ThermoLase held by shareholders other than the company and Thermo Electron for not less than 0.132 shares, and not more than 0.198 shares, of Thermo Electron common stock for each share of ThermoLase common stock. These proposals are subject to completion of review by the Securities and Exchange Commission of certain required filings regarding the proposed transactions and the listing on the New York Stock Exchange of Thermo Electron common stock to be issued in connection with the mergers.

Miscellaneous

      From time to time, the company may transact business with other companies in the Thermo Group. In fiscal 1999, such transactions included the following:

      Trex Medical has an arrangement with the Tecomet division of Thermo Electron for the manufacture of the Trex Medical's proprietary HTC grid. Under this arrangement, Tecomet manufactures the grid for Trex Medical pursuant to written purchase orders. Trex Medical owns the intellectual property rights to the grid. During fiscal 1999, Trex Medical purchased grids for an aggregate purchase price of $1,352,000 under this arrangement.

      Under an arrangement with Thermedics Detection Inc., a majority-owned subsidiary of Thermo Electron, Trex Medical manufactures an X-ray source that is used as a component in a fill-measuring device produced by Thermedics Detection. Trex Medical manufactures these X-ray sources for Thermedics Detection pursuant to written purchase orders. During fiscal 1999, Thermedics Detection purchased X-ray source units from Trex Medical for an aggregate purchase price of $43,000 under this arrangement.

      The company developed imaging crystals for ThermoSpectra Corporation, a majority-owned subsidiary of Thermo Electron. During fiscal 1999, the company recorded revenues of $317,000 associated with this work. In addition, the company performs research for Thermo Coleman Corporation, a wholly owned subsidiary of Thermo Electron. During fiscal 1999, the company recorded $119,000 of such revenues.

      During fiscal 1999, ThermoLase purchased products totaling $169,000 from Bird Products Corporation, a wholly owned subsidiary of Thermo Electron.

      As of October 2, 1999, the company owed Thermo Electron $10,000,000 principal amount pursuant to 3 1/4% Convertible Subordinated Debentures due 2007, convertible into shares of the company's common stock at $27.00 per share.

      As of October 2, 1999, ThermoLase owed Thermo Electron $8,225,000 principal amount pursuant to 4 3/8% Convertible Subordinated Debentures due 2004, convertible into shares of ThermoLase common stock at $17.385 per share.

      As of October 2, 1999, Thermo Electron owned 1,620,127 units consisting of a share of ThermoLase common stock coupled with a right to have the ThermoLase redeem such share of common stock for $20.25 in April 2001. If all such units were redeemed in April 2001, ThermoLase would owe Thermo Electron $32,805,000. As a result of the proposed merger of ThermoLase into Thermo Electron, ThermoLase common stock included in the units will be exchanged for fractional shares of Thermo Electron common stock which will be coupled with a right to have Thermo Electron redeem each of such fractional shares for $20.25 in April 2001. If all units consisting of such fractional shares of Thermo Electron held by parties other than Thermo Electron and its affiliates were redeemed in April 2001, Thermo Electron would pay to such parties $7,695,000, which amount would then be payable to Thermo Electron by ThermoLase, or in the event that ThermoLase is unable to make such payment, by the company.

      As of October 2, 1999, the company owed Thermo Electron and its other subsidiaries an aggregate of $1,997,000 for amounts due under the Corporate Services Agreement and related administrative charges, for other products and services, and for miscellaneous items excluding loans described above, net of amounts owed to the company by Thermo Electron and its other subsidiaries for products and services and miscellaneous items. The largest amount of net indebtedness owed by the company to Thermo Electron and its other subsidiaries since October 3, 1998, was $5,252,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

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

       List of Financial Statements and Schedules Referenced in this Item 14

       Information incorporated by reference from Exhibit 13 filed herewith:

         Consolidated Statement of Operations
         Consolidated Balance Sheet
         Consolidated Statement of Cash Flows
         Consolidated Statement of Comprehensive Income and Shareholders'
          Investment
         Notes to Consolidated Financial Statements
         Report of Independent Public Accountants

       Financial Statement Schedules filed herewith:

         Schedule II:  Valuation and Qualifying Accounts

       All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b)    Reports on Form 8-K

       On December 17, 1999, the Company filed a Current Report on Form 8-K dated December 17, 1999, with respect to the execution of an Agreement and Plan of Merger.

(c)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date:  December 23, 1999                        THERMOTREX CORPORATION

                                                By: /s/ Anne Pol
                                                    -----------------
                                                    Anne Pol
                                                    Interim President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 23, 1999.

Signature                                       Title

By:  /s/ Anne Pol                               Interim President
     Anne Pol

By:  /s/ Theo Melas-Kyriazi                     Chief Financial Officer
     Theo Melas-Kyriazi

By:  /s/ Paul F. Kelleher                       Chief Accounting Officer
     Paul F. Kelleher

By:  /s/ John T. Keiser                         Chairman of the Board and
     John T. Keiser                              Director

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

By:  /s/ John F. Magee                          Director
     John F. Magee

By:  /s/ Nicholas T. Zervas                     Director
     Nicholas T. Zervas

                      Report of Independent Public Accountants

To the Shareholders and Board of Directors of ThermoTrex Corporation:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoTrex Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 9, 1999 (except with respect to the matters discussed in Notes 3, 16, and 18, as to which the date is December 16, 1999). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 26 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                        Arthur Andersen LLP



Boston, Massachusetts
November 9, 1999

SCHEDULE II

                                          THERMOTREX CORPORATION
                                    Valuation and Qualifying Accounts
                                              (In thousands)

                                        Balance at     Provision      Accounts                   Balance
                                         Beginning    Charged to       Written                    at End
Description                                of Year   Expense (a)           Off     Other (b)     of Year
-------------------------------------- ------------ ------------- ------------- ------------- ------------

Allowance for Doubtful Accounts

Year Ended October 2, 1999                $  3,671     $   4,120     $  (1,262)    $    (547)    $   5,982

Year Ended October 3, 1998                $  1,969     $     970     $    (766)    $   1,498     $   3,671

Year Ended September 27, 1997             $  1,586     $     279     $    (164)    $     268     $   1,969


                                        Balance at   Established     Activity                     Balance
                                         Beginning    as Cost of   Charged to                      at End
Description                                of Year  Acquisitions      Reserve      Other (d)      of Year
-------------------------------------- ------------ ------------- ------------- ------------- ------------

Accrued Acquisition Expenses (c)

Year Ended October 2, 1999                 $ 1,393      $  2,603      $ (1,748)     $   (235)     $  2,013

Year Ended October 3, 1998                 $   302      $  1,735      $   (731)     $     87      $  1,393

Year Ended September 27, 1997              $   680      $      -      $   (378)     $      -      $    302


                                        Balance at     Provision      Activity      Currency      Balance
                                         Beginning    Charged to    Charged to   Translation       at End
Description                                of Year   Expense (f)       Reserve                    of Year
-------------------------------------- ------------ ------------- ------------- ------------- ------------

Accrued Restructuring Costs (e)

Year Ended October 2, 1999                $  5,153     $  30,319     $ (12,735)    $     (22)    $  22,715

Year Ended October 3, 1998                $      -     $  10,155     $  (5,002)    $       -     $   5,153

(a) Includes a provision of $1.6 million in fiscal 1999, recorded in connection with certain restructuring actions, described in Note 8 to Consolidated
    Financial Statements in the Registrant's Fiscal 1999 Annual Report to
    Shareholders.
(b) Includes allowances of businesses acquired during the year as described in
    Note 3 to Consolidated Financial Statements in the Registrant's Fiscal 1999
    Annual Report to Shareholders, bad debts recovered, and the effect of foreign currency translation.
(c) The nature of activity in this account is described in Note 3 to Consolidated Financial Statements in the Registrant's Fiscal 1999 Annual
    Report to Shareholders.
(d) Primarily represents the effect of foreign currency translation.
(e) The nature of activity in this account is described in Note 8 to Consolidated Financial Statements in the Registrants Fiscal 1999 Annual
    Report to Shareholders.
(f) Excludes noncash charges of $2.9 million, primarily for the write-off of leasehold improvements and related spa assets and $1.3 million for the write-off of a joint venture in fiscal 1998. Excludes noncash charges of $19.9 million for the loss on the sale of the spa business and $18.1 million, primarily for the write-off of leasehold improvements and equipment in fiscal 1999.


                                              EXHIBIT INDEX
Exhibit
Number         Description of Exhibit

 3.1           Restated Certificate of Incorporation, as amended (filed as Exhibit 3(i) to the
               Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994
               [File No. 1-10791] and incorporated herein by reference).

 3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (filed as Exhibit 2 to the Registrant Form 8-A filed September 30, 1999 [File No. 1-10791] and incorporated herein by reference).

 3.3 By-Laws of the Registrant, as amended and restated (filed as Exhibit 3 to the Registrant's Form 8-A filed September 30, 1999
               [File No. 1-10791] and incorporated herein by reference).

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



                                              EXHIBIT INDEX
Exhibit
Number         Description of Exhibit

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

 10.9          Lease executed February 9, 1995, between LMP Properties Ltd. and the Registrant (filed as
               Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1994 [File No. 1-10791] and incorporated herein by reference).

 10.10 Stock Purchase Agreement dated as of September 15, 1995, by and among Bennett X-Ray Corporation, ThermoTrex Corporation, and
               Calvin Kleinman, Robert P. Coe, Walter F. Schneider, and Martin
               Koening (filed as Exhibit 2 to the Registrant's Current Report on
               Form 8-K dated September 14, 1995 [File No. 1-10791] and incorporated herein by reference).

 10.11 Lease dated as of September 15, 1995, by and among the Registrant and BK Realty Associates, L.P. and Calrob Realty Associates
               (filed as Exhibit 10.26 to the Registrant's Transition Report on
               Form 10-K for the transition period January 1, 1995, through September 30, 1995 [File No. 1-10791] and incorporated herein by reference).

 10.12         Incentive Stock Option Plan of the Registrant (filed as Exhibit
               10(h) to the Registrant's Registration Statement on Form S-1
               [Reg. No. 33-40972] and incorporated herein by reference).
               (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is
               1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993 and 3-for-2 stock split effected in October 1993).

 10.13         Operating Agreement of ThermoLase Japan L.L.C. dated as of
               January 22, 1996, between ThermoLase Corporation and Fox River
               Japan Partners, L.P. (filed as Exhibit 10.1 to ThermoLase's
               Quarterly Report on Form 10-Q for the quarter ended December 30,
               1995 [File No. 1-13104] and incorporated herein by reference).

 10.14         License Agreement dated as of January 22, 1996, between
               ThermoLase Corporation and ThermoLase Japan L.L.C. (filed as
               Exhibit 10.2 to ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

 10.15         Option Agreement dated as of January 22, 1996, between ThermoLase
               Corporation and Fox River Japan Partners, L.P. (filed as Exhibit
               10.3 to ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).



Exhibit
Number         Description of Exhibit
----------------------------------------------------------------------------------------------------------

 10.16 Amendment to Operating Agreement of ThermoLase Japan L.L.C. dated as of May 1, 1996, by and among ThermoLase Corporation, Fox River
               Partners L.P., and ThermoLase Japan L.L.C. (filed as Exhibit
               10.29 to ThermoLase Corporation's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 [File No. 1-13104] and incorporated herein by reference).

 10.17         Lease dated as of December 8, 1995, between ThermoLase
               Corporation and Canon Properties (filed as Exhibit 10.8 to
               ThermoLase's Quarterly Report on Form 10-Q for the quarter ended
               December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

 10.18         Lease dated as of January 17, 1996, between ThermoLase
               Corporation and Trammell Crow Equity Partners (filed as Exhibit
               10.9 to ThermoLase's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995 [File No. 1-13104] and incorporated herein by reference).

 10.19         Lease dated as of December 20, 1995, between Melvyn J. Powers and
               Mary P. Powers D/B/A M&M Realty and Trex Medical Corporation as amended (filed as Exhibit 10.14 to Trex Medical's Registration
               Statement on Form S-1 [Reg. No. 333-2926] and incorporated herein by reference).

 10.20         Lease dated May 29, 1996, between John K. Grady, Trustee of
               Concord Associates Foster Street Trust and XRE Corporation (filed as Exhibit 10.89 to Trex Medical's Registration Statement on Form
               S-1 [Reg. No. 333-2926] and incorporated herein by reference).

 10.21         Asset Purchase Agreement dated September 4, 1996, by and among
               CXR Acquisition Corp., Trex Medical Corporation, Continental
               X-Ray Corporation, Alphatek Corporation, Broadview Manufacturing
               Corporation, Haymarket Square Associates, Advanced Medical
               Imaging, Inc., Trans-Continental X-ray Corporation, and the
               Stockholders and Partners thereof (filed as Exhibit 10.21 to Trex
               Medical's Registration Statement on Form S-1 [Reg. No. 333-15381] and incorporated herein by reference).

 10.22         Promissory Note due April 30, 1997, issued by the Registrant to
               Thermo Electron Corporation (filed as Exhibit 10.35 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               September 28, 1996, and incorporated herein by reference).

 10.23         Promissory Note due October 5, 1998, issued by the Registrant to
               Thermo Electron Corporation (filed as Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               June 28, 1997, and incorporated herein by reference).

 10.24         Amended and Restated Stock Holding Assistance Plan and Form of
               Promissory Note (filed as Exhibit 10.38 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended September
               27, 1997, and incorporated herein by reference).

 10.25 Promissory Note of SMK Group LLC, dated July 7, 1998, payable to the order of the company (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               July 4, 1998, and incorporated herein by reference).

 10.26         Pledge and Security Agreement, dated July 7, 1998, by and between
               SMK Group LLC and the company (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               July 4, 1998, and incorporated herein by reference).



Exhibit
Number         Description of Exhibit
----------------------------------------------------------------------------------------------------------

10.27          Amended and Restated Nonqualified Stock Option Plan of the Registrant (filed as Exhibit
               10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3,
               1999, and incorporated herein by reference).

10.28          Amended and Restated Directors Stock Option Plan of the Registrant (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference).

10.29 Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.4 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference).

10.30          Amended and Restated ThermoTrex Corporation - ThermoLase Corporation Nonqualified Stock
               Option Plan (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended July 3, 1999, and incorporated herein by reference).

10.31          Amended and Restated ThermoTrex Corporation - Trex Medical Corporation Nonqualified Stock
               Option Plan (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended July 3, 1999, and incorporated herein by reference).

10.32          Amended and Restated ThermoTrex Corporation - Trex Communications Corporation
               Nonqualified Stock Option Plan (filed as Exhibit 10.7 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference).  (As a result of the assumption of this plan by ThermoTrex Corporation, the maximum number of ThermoTrex shares issuable under this plan is 20,596 shares).

               In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo
               Electron for services rendered to the Registrant. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

10.33          Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, by and between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               July 3, 1999, and incorporated herein by reference).

10.34          Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, by and between Trex Medical
               Corporation and Thermo Electron Corporation (filed as Exhibit
               10.1 to Trex Medical Corporation's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11827] and incorporated herein by reference).

10.35          Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, by and between ThermoLase
               Corporation and Thermo Electron Corporation (filed as Exhibit
               10.1 to ThermoLase Corporation's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-13104] and incorporated herein by reference).



Exhibit
Number         Description of Exhibit
----------------------------------------------------------------------------------------------------------

10.36          Agreement for Sale of Shares dated June 4, 1999, between the Registrant and Thermo
               Electron Corporation (filed as Exhibit 10.10 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended July 3, 1999, and incorporated herein by reference).

10.37          Stock Purchase Agreement between ThermoLase Corporation and TGH,
               LLC, dated June 27, 1999 (filed as Exhibit 2.1 to ThermoLase
               Corporation's Current Report on Form 8-K filed July 12, 1999
               [File No. 1-13104] and incorporated herein by reference).

10.38          Asset Purchase Agreement between ThermoLase Corporation and GH
               Day Spas, Inc., dated June 27, 1999 (filed as Exhibit 2.2 to
               ThermoLase Corporation's Current Report on Form 8-K filed July
               12, 1999 [File No. 1-13104] and incorporated herein by reference).

10.39          Agreement by and between Trex Medical Corporation and William J.
               Webb dated as of January 4, 1999 (filed as Exhibit 10.2 to Trex
               Medical's Quarterly Report on Form 10-Q for the quarter ended
               January 2, 1999 [File No. 1-11827] and incorporated herein by reference).

10.40          Agreement by and between Trex Medical Corporation and Hal Kirshner dated as of February
               2, 1999 (filed as Exhibit 10.3 to Trex Medical's Quarterly Report on Form 10-Q for the
               quarter ended January 2, 1999 [File No. 1-11827] and incorporated herein by reference).

10.41          Agreement and Plan of Merger by and among the Registrant, Thermo
               Electron Corporation, and ThermoTrex Acquisition Corporation dated as of December 14, 1999 (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed December 17, 1999
               [File No. 1-10791] and incorporated herein by reference).

10.42          Agreement and Plan of Merger by and among ThermoLase Corporation,
               Thermo Electron Corporation, and ThermoLase Acquisition
               Corporation dated as of December 14, 1999 (filed as Exhibit 2.1 to ThermoLase Corporation's Current Report on Form 8-K filed
               December 17, 1999 [File No. 1-13104] and incorporated herein by reference).

13             Annual Report to Shareholders for the fiscal year ended October
               2, 1999 (only those portions incorporated herein by reference).

21             Subsidiaries of the Registrant.

23             Consent of Arthur Andersen LLP.

27             Financial Data Schedule.

99.1           Form of ThermoLase Corporation Unit Certificate (filed as Exhibit
               4.1 to ThermoLase's Registration Statement on Form S-4 [Reg. No.
               333-19633] and incorporated herein by reference).