Form 10-Q
period 2000-01-01
THERMOTREX CORP
filed 2000-02-15
CIK 875316

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
           ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended January 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-10791

                             THERMOTREX CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                         52-1711436
(State or other jurisdiction of
incorporation or organization)       (I.R.S. Employer Identification No.)

10455 Pacific Center Court
San Diego, California                                  92121-4339
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Class                         Outstanding at January 28, 2000
Common Stock, $.01 par value                    22,372,861

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             THERMOTREX CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    January 1,  October 2,
(In thousands)                                                                            2000        1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                            $  8,502   $ 11,483
 Advance to affiliate                                                                   24,733     30,199
 Available-for-sale investments, at quoted market value                                 65,175     64,174
   (amortized cost of $65,172 and $64,169)
 Accounts receivable, less allowances of $1,204 and $2,444                              14,258     15,181
 Unbilled contract costs and fees                                                       13,401     14,606
 Inventories:
   Raw materials and supplies                                                            7,492      7,727
   Work in process                                                                       4,181      3,826
   Finished goods                                                                          525        810
 Deferred tax asset                                                                      4,495          -
 Prepaid expenses and other assets                                                       4,860     13,277
 Due from parent company and affiliated expenses                                             -        166
 Net assets from discontinued operations (Note 10)                                      91,987    156,579
                                                                                      --------   --------

                                                                                       239,609    318,028
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 12,256     13,221
 Less:  Accumulated depreciation and amortization                                        4,084      4,204
                                                                                      --------   --------

                                                                                         8,172      9,017
                                                                                      --------   --------

Prepaid Income Taxes and Other Assets                                                   16,083     10,703
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                      21,245     28,233
                                                                                      --------   --------

                                                                                      $285,109   $365,981
                                                                                      ========   ========


                             THERMOTREX CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    January 1, October 2,
(In thousands except share amounts)                                                       2000       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Liabilities:
 Current maturities of long-term obligations                                          $    648   $  1,448
 Accounts payable                                                                        7,329      7,011
 Accrued payroll and employee benefits                                                   3,967      4,294
 Accrued restructuring costs (Note 6)                                                   17,317     19,013
 Deferred tax liability                                                                      -      2,908
 Payable for acquired company                                                            4,832      5,000
 Other accrued expenses                                                                 11,798     11,590
 Due to parent company and affiliated companies                                            232          -
                                                                                      --------   --------

                                                                                        46,123     51,264
                                                                                      --------   --------

Deferred Income Taxes                                                                    1,972      2,096
                                                                                      --------   --------

Deferred Lease Liability                                                                   195        233
                                                                                      --------   --------

Long-term Obligations:
 Subordinated convertible debentures (includes $18,225 of                              203,948    203,948
   related-party debt)
 Other                                                                                      40         45
                                                                                      --------   --------

                                                                                       203,988    203,993
                                                                                      --------   --------

Common Stock of Subsidiary Subject to Redemption                                        40,500     40,500
                                                                                      --------   --------

Minority Interest                                                                            -      8,337
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 50,000,000 shares authorized;                             233        233
   23,305,367 and 23,302,518 shares issued
 Capital in excess of par value                                                        109,515    109,043
 Accumulated deficit                                                                   (96,570)   (28,844)
 Treasury stock at cost, 932,506 and 933,421 shares                                    (20,849)   (20,877)
 Accumulated other comprehensive items (Note 2)                                              2          3
                                                                                      --------   --------

                                                                                        (7,669)    59,558
                                                                                      --------   --------

                                                                                      $285,109   $365,981
                                                                                      ========   ========





The accompanying notes are an integral part of these consolidated financial statements.




                             THERMOTREX CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    January 1, January 2,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ---------- ----------

Revenues:
 Product revenues                                                                     $ 15,648   $ 13,853
 Contract revenues                                                                       4,504      4,775
 Service revenues                                                                          877      4,220
                                                                                      --------   --------

                                                                                        21,029     22,848
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of product revenues                                                               11,366      8,956
 Cost of contract revenues                                                               3,831      4,209
 Cost of service revenues                                                                  587      7,458
 Selling, general, and administrative expenses                                           5,292      8,620
 Research and development expenses                                                       1,612      1,894
 Restructuring and unusual costs (Note 6)                                                  286          -
                                                                                      --------   --------

                                                                                        22,974     31,137
                                                                                      --------   --------

Operating Loss                                                                          (1,945)    (8,289)

Interest Income                                                                          1,396      1,484
Interest Expense (includes $171 and $130 to related party)                              (2,114)    (2,112)
Equity in Loss of Joint Ventures                                                             -       (200)
                                                                                      --------   --------

Loss from Continuing Operations Before Provision for Income                             (2,663)    (9,117)
 Taxes and Minority Interest
Provision for Income Taxes                                                                (185)      (198)
Minority Interest Income                                                                     -         21
                                                                                      --------   --------

Loss from Continuing Operations                                                         (2,848)    (9,294)
Loss from Discontinued Operations (net of income tax benefit of                         (4,878)      (910)
 $3,076 and $1,294; Note 10)
Provision for Loss on Disposal of Discontinued Operations (Note 10)                    (60,000)         -
                                                                                      --------   --------

Net Loss                                                                              $(67,726)  $(10,204)
                                                                                      ========   ========

Basic and Diluted Loss per Share from Continuing Operations (Note 3)                  $   (.13)  $   (.50)
                                                                                      ========   ========

Basic and Diluted Loss per Share (Note 3)                                             $  (3.03)  $   (.55)
                                                                                      ========   ========

Basic and Diluted Weighted Average Shares (Note 3)                                      22,372     18,661
                                                                                      ========   ========




The accompanying notes are an integral part of these consolidated financial statements.




                             THERMOTREX CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                    January 1, January 2,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ---------- ----------

Operating Activities:
 Net loss                                                                             $(67,726)  $(10,204)
 Adjustments to reconcile net loss to loss from continuing
   operations:
   Loss from discontinued operations (Note 10)                                           4,878        910
   Provision for loss on disposal of discontinued operations (Note 10)                  60,000          -
                                                                                      --------    -------

 Loss from continuing operations                                                        (2,848)    (9,294)
 Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
     Depreciation and amortization                                                       1,124      2,285
     Provision for losses on accounts receivable                                           102         61
     Minority interest income                                                                -        (22)
     Other noncash items                                                                  (672)       539
     Changes in current accounts, excluding the effects of acquisitions, disposition, and discontinued operations:
        Accounts receivable                                                             (2,323)        50
        Inventories and unbilled contract costs and fees                                   860     (2,239)
        Other current assets                                                               346       (156)
        Accounts payable                                                                   592     (2,044)
        Other current liabilities                                                       (4,415)     2,725
                                                                                      --------    -------

          Net cash used in continuing operations                                        (7,234)    (8,095)
          Net cash used in discontinued operations                                      (3,249)   (10,721)
                                                                                      --------    -------

          Net cash used in operating activities                                        (10,483)   (18,816)
                                                                                      --------    -------

Investing Activities:
 Advances to affiliate, net                                                              5,466          -
 Acquisition, net of cash acquired                                                           -    (11,101)
 Refund of acquisition purchase price                                                      970          -
 Purchases of available-for-sale investments                                           (30,535)         -
 Proceeds from maturities of available-for-sale investments                             30,000      8,000
 Purchases of property, plant, and equipment                                              (744)      (980)
 Proceeds from sale of CCS subsidiary (Note 8)                                           8,000          -
 Purchase of Trex Communications common stock (Note 7)                                  (8,610)         -
 Payment pursuant to notes receivable from related parties                                   -      1,300
 Other                                                                                    (500)       321
                                                                                      --------    -------

          Net cash provided by (used in) continuing operations                           4,047     (2,460)
          Net cash provided by (used in) discontinued operations                         3,669     (1,089)
                                                                                      --------    -------

          Net cash provided by (used in) investing activities                         $  7,716    $(3,549)
                                                                                      --------    -------





                             THERMOTREX CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                    January 1, January 2,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ---------- ----------

Financing Activities:
 Net proceeds from issuance of Company and subsidiary common                          $     58    $     82
   stock
 Purchases of Company and subsidiary common stock                                            -      (1,465)
 Other                                                                                    (133)        (21)
                                                                                      --------    --------

          Net cash used in continuing operations                                           (75)     (1,404)
          Net cash provided by (used in) discontinued operations                           201     (16,977)
                                                                                      --------    --------

          Net cash provided by (used in) financing activities                              126     (18,381)
                                                                                      --------    --------

Exchange Rate Effect on Cash                                                               230         161
                                                                                      --------    --------

Decrease in Cash and Cash Equivalents                                                   (2,411)    (40,585)
Cash and Cash Equivalents at Beginning of Period                                        19,558     157,107
                                                                                      --------    --------

                                                                                        17,147     116,522
Cash of Discontinued Operations at End of Period                                        (8,645)    (13,983)
                                                                                      --------    --------

Cash and Cash Equivalents at End of Period                                            $  8,502    $102,539
                                                                                      ========    ========

Noncash Activities:
 Fair value of assets of acquired companies                                           $      -    $35,196
 Cash paid for acquired companies                                                            -    (19,615)
 Amount payable for acquired company                                                         -     (7,715)
 Issuance of subsidiary common stock for acquired company                                    -     (5,000)
                                                                                      --------    -------

   Liabilities assumed of acquired companies                                          $      -    $ 2,866
                                                                                      ========    =======
















The accompanying notes are an integral part of these consolidated financial statements.



                             THERMOTREX CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoTrex Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 1, 2000, and the results of operations and cash flows for the three-month periods ended January 1, 2000, and January 2, 1999. Interim results are not necessarily indicative of results for a full year.

      Historical financial results have been restated to reflect a decision to sell the Company's majority-owned Trex Medical Corporation subsidiary, which has been presented as discontinued operations in the accompanying financial statements (Note 10). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's
Annual Report on Form 10-K, for the fiscal year ended October 2, 1999, filed with the Securities and Exchange Commission.

2.     Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net-of-tax gains and losses on available-for-sale investments. During the first quarter of fiscal 2000 and 1999, the Company had comprehensive losses of $67.7 million and $10.2 million, respectively.

3.    Loss per Share

      Basic loss per share has been computed by dividing the net loss by the weighted average number of shares outstanding during the period. Diluted loss per share does not differ from basic loss per share because the effect of assuming the conversion of $88.9 million principal amount of 3 1/4% subordinated convertible debentures, convertible at $27.00 per share and the elimination of the related interest expense and the exercise of stock options would be antidilutive, due to the Company's net loss in the periods presented. Options to purchase 1,712,000 and 1,089,000 shares of Company common stock were not included in the computation of diluted loss per share for fiscal 2000 and 1999, respectively.

      Basic and diluted loss per share from discontinued operations was $2.90 and $.05 for the first quarter of fiscal 2000 and 1999, respectively.



4.    Business Segment Information

                                                                                       Three Months Ended
                                                                                    January 1, January 2,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------  ---------- ----------

Revenues:
   Personal-care Products and Services                                                $  4,926     $ 9,546
   Advanced Technology Research                                                         16,103      13,302
                                                                                      --------     -------

                                                                                      $ 21,029     $22,848
                                                                                      ========     =======

Loss from Continuing Operations Before Provision for Income
 Taxes and Minority Interest:
   Personal-care Products and Services (a)                                            $ (1,427)    $(6,873)
   Advanced Technology Research                                                            (25)       (296)
   Corporate (b)                                                                          (493)     (1,120)
                                                                                      --------     -------

   Total operating loss                                                                 (1,945)     (8,289)
   Interest and other expense, net                                                        (718)       (828)
                                                                                      --------     -------

                                                                                      $ (2,663)    $(9,117)
                                                                                      ========     =======

(a) Reflects restructuring and unusual costs of $0.3 million in fiscal 2000.
(b) Primarily general and administrative expenses.

      The results of operations of the Medical Products segment have been classified as discontinued operations as a result of a plan to sell this business (Note 10).

5.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with the requirements of Emerging Issues Task Force Pronouncement
(EITF) No. 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of the acquisitions, the Company established reserves, primarily for severance at LNR Communications, Inc. In accordance with the requirements of EITF 95-3, the Company finalizes its restructuring plans no later than one year from the date of acquisition.

      A summary of the changes in accrued acquisition expenses for severance, which are included in other accrued expenses in the accompanying balance sheet, is as follows:

(In thousands)                                                                                         LNR
------------------------------------------------------------------------- ---------- ----------- ---------

Balance at October 2, 1999                                                                            $179
 Usage                                                                                                 (54)
                                                                                                      ----

Balance at January 1, 2000                                                                            $125
                                                                                                      ====

      The Company expects to pay the severance costs during the second quarter of fiscal 2000.



6.    Restructuring and Unusual Costs

ThermoLase

      During fiscal 1999 and 1998, ThermoLase recorded restructuring and unusual costs, primarily in connection with ThermoLase's decision to exit the spa business and, to a lesser extent, to terminate certain obligations related to the hair-removal business. The restructuring and unusual costs at ThermoLase were primarily for the sale and closure of ThermoLase's spas; the write-off of leasehold improvements and equipment; costs for ongoing lease obligations, net of assumed sublease income; and payments to licensees and joint venture partners to sever relationships and terminate arrangements. The fiscal 1999 restructuring costs included severance for 26 employees across all functions, 23 of whom were terminated during fiscal 1999. No additional employees were terminated during the first quarter of fiscal 2000.

      During the first quarter of fiscal 2000, in connection with ThermoLase's proposed reorganization (Note 9), ThermoLase incurred and recorded costs of $0.3 million, primarily for investment banker and legal fees.

      A summary of activity in ThermoLase's accrued restructuring costs is as follows:

                                                                 Abandonment     Other Exit
                                                                   of Excess    Obligations
(In thousands)                                      Severance     Facilities                        Total
----------------------------------------------- -------------- -------------- -------------- -------------

Fiscal 1998 Restructuring Plan
 Balance at October 2, 1999                           $     -        $     -        $    50        $    50
 Fiscal 2000 usage                                          -              -            (50)           (50)
                                                      -------        -------        -------        -------

 Balance at January 1, 2000                           $     -        $     -        $     -        $     -
                                                      =======        =======        =======        =======

Fiscal 1999 Restructuring Plan
 Balance at October 2, 1999                           $    99        $10,999        $ 7,693        $18,791
 Provision charged to expense in fiscal                     -              -            286            286
   2000
 Fiscal 2000 usage                                        (49)          (144)        (1,739)        (1,932)
                                                      -------        -------        -------        -------

 Balance at January 1, 2000                           $    50        $10,855        $ 6,240        $17,145
                                                      =======        =======        =======        =======

      Of the total restructuring costs accrued as of January 1, 2000, ThermoLase expects to pay $8.3 million in calendar 2000 and $8.8 million in calendar 2001 and thereafter through the expiration of various leases in fiscal 2014. The timing of these cash payments will be affected by the terms of any subleases or settlement arrangements with landlords.

Trex Medical

      Trex Medical has been treated as a discontinued operation in the accompanying financial statements (Note 10).

      During fiscal 1999, Trex Medical recorded restructuring costs, primarily in connection with the consolidation of Trex Medical's Bennett X-Ray Corporation and Continental X-Ray Corporation facilities into Trex Medical's Danbury,
Connecticut, and Littleton, Massachusetts, sites and, to a lesser extent, actions to reduce costs in other operations. Restructuring costs at Trex Medical included severance for 348 employees across all functions, 169 of whom were terminated in fiscal 1999, and 146 of whom were terminated in fiscal 2000.



6.    Restructuring and Unusual Costs (continued)

      During the first quarter of fiscal 2000, Trex Medical recorded restructuring costs of $2.0 million for costs related to the consolidation and relocation of facilities and retention bonuses that were earned, which could not be accrued previously under EITF 94-3.

      In November 1999, Trex Medical sold the operating facility of its Continental X-Ray subsidiary for $3.1 million in cash, resulting in a gain of $0.9 million, which is included in the loss from discontinued operations, in the accompanying statement of operations.

      In connection with these actions, Trex Medical expects to record approximately $0.6 million of additional costs as they are incurred in the second quarter of fiscal 2000 for costs not permitted as charges currently, pursuant to EITF 94-3. These additional costs primarily include costs for certain employee and business relocation and related costs.

      A summary of activity in Trex Medical's accrued restructuring costs is as follows:

                                                              Severance   Facility-  Other (a)      Total
(In thousands)                                                              closing
------------------------------------------------------------- ---------- ----------- ---------- ----------

Balance at October 2, 1999                                       $  973     $ 2,250     $  479     $ 3,702
 Provision charged to expense                                       204           -      1,770       1,974
 Usage                                                             (505)          -     (1,770)     (2,275)
 Currency translation                                               (22)          -          -         (22)
                                                                 ------     -------     ------     -------

Balance at January 1, 2000                                       $  650     $ 2,250     $  479     $ 3,379
                                                                 ======     =======     ======     =======

(a) Includes provisions in fiscal 2000 of $1.0 million for facility-consolidation costs incurred during the period and $0.8 million for retention bonuses.

      The aggregate future cash expenditures for restructuring will include amounts accrued at January 1, 2000, as well as $0.6 million of future costs that are expected to be incurred in the second quarter of fiscal 2000. These amounts total $4.0 million, of which $2.5 million is expected to be paid during the remainder of calendar 2000, and the balance will be paid over the term of facility leases expiring through 2005.

7.    Purchase of Minority Interest

      In November 1999, the Company agreed to purchase the outstanding shares of its Trex Communications Corporation subsidiary that it did not already own for $4.00 per share. The Company expects that the total cash outlay for purchasing the minority interest in Trex Communications as well as settling an obligation to deliver cash or shares of Trex Communications in connection with a fiscal
1999 acquisition will be approximately $18.0 million. During the first quarter of fiscal 2000, the Company expended $8.6 million of cash for purchasing the minority interest of Trex Communications. The Company expects the remaining balance of $9.4 million will be paid over the next two fiscal quarters. Of this amount, $4.8 million is included in payable for acquired company and the balance is included in other accrued expenses in the accompanying balance sheet.

8.    Dispositions

      In December 1999, the Company sold the Computer Communications
Specialists, Inc. (CCS) subsidiary of Trex Communications for $8.0 million in cash and a $2.0 million note receivable due in December 2004, with an interest rate equal to the prime lending rate, payable quarterly. CCS was sold for approximately book value. The sale is subject to a post-closing adjustment based on a determination of net working capital of CCS at the date of sale.



8.    Dispositions (continued)

      In February 2000, the Company sold all of the stock of Trex Communications for $48.7 million, subject to a post-closing adjustment based upon a determination of the net book value of Trex Communications at the date of sale.
Unaudited revenues and operating income of Trex Communications were $11,599,000 and $242,000, respectively, in the first quarter of fiscal 2000, and $49,574,000 and $1,550,000, respectively, in fiscal 1999.

9.    Proposed Reorganization

      Thermo Electron Corporation has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company and ThermoLase. Under this plan, the Company and ThermoLase would be merged into Thermo Electron. As a result, the Company and ThermoLase would become wholly owned subsidiaries of Thermo Electron. The public shareholders of the Company and ThermoLase would receive common stock in Thermo Electron in exchange for their shares. In December 1999, the board of directors of the Company and Thermo
Electron approved a definitive agreement and plan of merger with Thermo Electron under which Thermo Electron would acquire all of the outstanding shares of Company common stock held by shareholders other than Thermo Electron in exchange for Thermo Electron common stock at a ratio of one share of Company common stock for .5503 shares of Thermo Electron common stock. In addition, the board of directors of ThermoLase and Thermo Electron approved a definitive agreement and plan of merger with Thermo Electron under which Thermo Electron would acquire all of the outstanding shares of ThermoLase held by shareholders other than the Company and Thermo Electron for not less than .132, and not more than .198, shares of Thermo Electron common stock. The exchanges of common stock under both mergers will be taxable transactions to the shareholders. These proposals are subject to certain conditions, including filing with and review by the Securities and Exchange Commission of certain required filings regarding the proposed transactions and listing on the New York Stock Exchange of the shares of Thermo Electron common stock to be issued in connection with the mergers.

      In October 1999, the American Stock Exchange (the Exchange) notified
ThermoLase that if ThermoLase did not have a definitive agreement to merge with Thermo Electron by December 15, 1999, the Exchange would request a meeting to discuss its intent to proceed with delisting ThermoLase's shares from the Exchange due to a possible failure to meet listing requirements. Holders of ThermoLase's subordinated convertible debentures would be entitled to have their debentures redeemed by ThermoLase if ThermoLase's shares are neither listed for trading on a United States national securities exchange nor approved for trading on an established automated over-the-counter trading market in the United
States. As a result of the agreement to merge with Thermo Electron, ThermoLase expects that its shares will continue to be listed through the completion of the merger transaction. Accordingly, the Company has classified the debentures as long-term in the accompanying balance sheet.

10.   Discontinued Operations

      In January 2000, Thermo Electron announced a plan under which the Company will sell its Trex Medical subsidiary, which represents its Medical Products segment. In accordance with the provisions of APB No. 30 concerning reporting the effect of disposal of a segment of a business, the Company classified the fiscal 2000 and 1999 results of operations of the Medical Products segment as discontinued in the accompanying statement of operations.





10.   Discontinued Operations (continued)

      Summary operating results of the Medical Products segment were as follows:

                                                                                       Three Months Ended
                                                                                    January 1, January 2,
(In thousands except per share amounts)                                                   2000       1999
--------------------------------------------------------------------- --- --------- ---------- ----------

Revenues                                                                              $ 43,860    $64,929
Costs and Expenses                                                                      53,794     67,552
                                                                                      --------    -------

Loss from Discontinued Operations Before Income Tax                                     (9,934)    (2,623)
Benefit        and Minority Interest
Income Tax Benefit                                                                       3,076      1,294
Minority Interest Income                                                                 1,980        419
                                                                                      --------    -------

Loss from Discontinued Operations                                                     $ (4,878)   $  (910)
                                                                                      ========    =======

      In addition, the net assets of the Medical Products segment were classified as net assets of discontinued operations in the accompanying balance sheet, and primarily consisted of inventories, accounts receivable, machinery and equipment, and cost in excess of net assets of acquired companies, net of certain current liabilities, principally accounts payable. The net assets of the Medical Products segment at January 1, 2000, totaled $92.0 million. In fiscal
2000, the Company provided $60.0 million for the estimated loss on disposal of Trex Medical. The Company expects to complete the sale of Trex Medical during calendar 2000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, for the fiscal year ended October 2, 1999, filed with the Securities and Exchange
Commission.

Overview

      The Company's continuing operations are divided into two business segments: Personal-care Products and Services offered by the Company's
ThermoLase Corporation subsidiary and Advanced Technology Research, including the Company's Trex Communications Corporation subsidiary.

      ThermoLase developed a laser-based system called SoftLight(R) for the removal of unwanted hair. The SoftLight system uses a low-energy, dermatology laser in combination with a lotion that absorbs the laser's energy to disable hair follicles. In April 1995, ThermoLase received clearance from the U.S. Food and Drug Administration (FDA) to commercially market hair-removal services using the SoftLight system, and in May 1998, ThermoLase received clearance from the FDA to market its SoftLight Laser Peel for skin resurfacing. To provide the laser-based hair-removal and skin-resurfacing services, ThermoLase developed a network of 14 high-end day spas, originally called Spa Thira.



Overview (continued)

      In June 1996, ThermoLase commenced a program to license to physicians and others the right to perform ThermoLase's patented SoftLight hair-removal and skin-resurfacing procedures. Through these arrangements, ThermoLase received a per-procedure or minimum royalty and/or flat periodic fee. ThermoLase also entered into joint venture and other licensing agreements to bring the technology to international markets. In fiscal 1999, ThermoLase began offering licensees the opportunity to purchase or lease SoftLight lasers in lieu of paying ongoing license fees.

      In connection with its June 1998 acquisition of The Greenhouse Spa, Inc., a full-service, luxury, destination spa, ThermoLase converted 11 domestic Spa
Thiras to Greenhouse day spas. In addition to hair-removal and skin-resurfacing services, these facilities offered more traditional day-spa services, such as massages and facials. Following conversion of the facilities to Greenhouse day spas, significant losses continued and, during fiscal 1998, ThermoLase initiated certain restructuring actions, including the announced closure of three of its domestic day spas and the termination of a joint venture that operated its spa in France. ThermoLase closed two of the domestic day spas in November 1998 and the third spa, as well as two additional spas, were closed in the third quarter of fiscal 1999. In May 1999, ThermoLase announced additional plans to undertake a broad-scale restructuring of its business. As part of the restructuring plan, ThermoLase decided to exit the spa business and, as a result, sold The
Greenhouse Spa, Inc., located in Arlington, Texas, and the remaining nine
Greenhouse day spas. In addition, ThermoLase has terminated the physician-licensing program and has terminated or renegotiated the terms of its international joint ventures arrangements as well as discontinued certain branded product lines at ThermoLase's Creative Beauty Innovations, Inc. (CBI) subsidiary. ThermoLase expects to complete its restructuring plan by the middle of calendar 2000.

      ThermoLase manufactures and markets skin-care, bath, and body products and markets dietary supplements through CBI. This business represents ThermoLase's principal operations following the sale of the spas and the termination of various licensing agreements.

      The Company's Advanced Technology Research segment performs research primarily in the fields of avionics, X-ray detection, signal processing, and lasers. The Company has developed its expertise in these core technologies in connection with government-sponsored research and development. The Advanced
Technology Research segment includes the Company's Trex Communications subsidiary. As part of the restructuring plans announced in May 1999, the Company decided to hold its Trex Communications subsidiary for sale. In November
1999, the Company agreed to purchase the outstanding shares of Trex
Communications minority shareholders (Note 7). In December 1999, the Company sold the CCS subsidiary of Trex Communications and in February 2000, sold the stock of Trex Communications (Note 8).

      Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company and ThermoLase. Under this plan, the Company and ThermoLase would be merged into and become wholly owned subsidiaries of Thermo Electron. In addition, Thermo Electron has announced that the Company will sell its Trex Medical Corporation subsidiary, which represents the Medical Products segment.

Results of Operations

First Quarter Fiscal 2000 Compared With First Quarter Fiscal 1999

      Total revenues decreased to $21.0 million in the first quarter of fiscal
2000 from $22.8 million in the first quarter of fiscal 1999. Personal-care
Products and Services segment revenues were $4.9 million and $9.5 million in the first quarter of fiscal 2000 and 1999, respectively. ThermoLase earned product revenues of $4.9 million in fiscal 2000, compared with $6.8 million in fiscal
1999. Product revenues include beauty product sales, and in the fiscal 1999 period, lasers sold in international and domestic markets and beauty product sales at ThermoLase's spas. Product revenues decreased due to the discontinuation of certain branded product lines. ThermoLase's service revenues decreased to $19,000 in the first quarter of fiscal 2000 from $2.8 million in the first quarter of fiscal 1999. This



First Quarter Fiscal 2000 Compared With First Quarter Fiscal 1999 (continued)

decrease is due to a $2.2 million decrease in revenues due to the sale and closure of ThermoLase's Greenhouse day spas and, to a lesser extent, the termination of its physician-licensing program and certain international licensing arrangements (Note 6). ThermoLase's service revenues for the fiscal
2000 period represent licensing fees from the remaining physician-licensing agreements, which have been substantially terminated as of January 1, 2000.

      Advanced Technology Research segment revenues, excluding intersegment sales, increased to $16.1 million in the first quarter of fiscal 2000 from $13.3 million in the first quarter of fiscal 1999. Revenues increased $3.1 million due to the inclusion for the full period of revenues from LNR Communications Inc., which was acquired in November 1998. This increase in revenues was offset in part by a $0.9 million decrease in revenues as a result of the sale of the Company's Computer Communications Specialists, Inc. (CCS) subsidiary (Note 8).

      The gross profit margin increased to 25% in the first quarter of fiscal
2000 from 10% in the first quarter of fiscal 1999. The Personal-care Products and Services segment gross profit margin, excluding intersegment sales, was 14% in fiscal 2000, compared with negative 16% in fiscal 1999. ThermoLase's gross profit margin was $0.7 million in the first quarter of fiscal 2000, compared with a negative gross profit margin of $1.5 million in the first quarter of fiscal 1999. This increase in gross profit was primarily due to the sale of the spa business, offset in part by a decrease in gross profit margin for beauty product sales due to changes in product mix, as well as the discontinuation of certain branded product lines, which had higher gross margins. The gross profit margin from sales of beauty products was 18% in fiscal 2000, compared with 26% in fiscal 1999. The gross profit margin from the Advanced Technology Research segment, excluding intersegment sales, remained unchanged at 28% in fiscal 2000 and 1999.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 25% in the first quarter of fiscal 2000 from 38% in the first quarter of fiscal 1999, primarily due to lower expenses in the Personal-care
Products and Services segment. In the Personal-care Products and Services segment, selling, general, and administrative expenses decreased to $1.7 million in fiscal 2000 from $4.9 million in fiscal 1999, primarily due to $1.9 million of lower costs following the sale of the spa business and the termination of various licensing agreements and, to a lesser extent, a decrease in advertising costs of $0.7 million due to the discontinuation of certain branded product lines as well as reductions in personnel.

      Research and development expenses decreased to $1.6 million in the first quarter of fiscal 2000 from $1.9 million in the first quarter of fiscal 1999.
Research and development expenses decreased by $0.4 million in the Personal-care
Products and Services segment primarily due to ThermoLase's decision to substantially exit the SoftLight business.

      During fiscal 1999, the Company undertook broad-scale restructuring actions. The Company recorded restructuring and unusual costs of $0.3 million in the first quarter of fiscal 2000 (Note 6).

      Interest income decreased slightly to $1.4 million in the first quarter of fiscal 2000 from $1.5 million in fiscal 1999, primarily as a result of lower average invested balances due in part to the funding of losses in the Personal-care Products and Services segment. Interest expense remained unchanged at $2.1 million in fiscal 2000 and 1999.

      Equity in loss of joint ventures in the fiscal 1999 period represents
ThermoLase's proportionate share of losses from its international joint ventures, which have been substantially terminated with the exception of ThermoLase's continued ownership of a 46% equity interest in ThermoLase England
LLC, which continues to pursue the SoftLight business in the United Kingdom, Ireland, Spain, and South Africa.





First Quarter Fiscal 2000 Compared With First Quarter Fiscal 1999 (continued)

      The effective tax rates reflect the effect of nondeductible amortization of cost in excess of net assets of acquired companies and the establishment of a valuation allowance for the tax benefit associated with losses arising primarily in the Personal-care Products and Services segment during fiscal 2000 as ThermoLase has been unable to realize a tax benefit from such losses on a stand-alone basis. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes."

      The Company does not record minority interest income in the Personal-care
Products and Services segment's net loss because the Company's minority interest related to ThermoLase has been reduced to zero.

      Trex Medical is a defendant in two patent infringement lawsuits and a lawsuit alleging the Company misappropriated certain other technology owned by a third party. An unsuccessful resolution of one or more of these matters could have a material adverse effect on the Company's future results of discontinued operations and financial position.

      In accordance with the provisions of Accounting Principles Board Opinion
No. 30 concerning reporting the effect of disposal of a segment of a business, the results of operations of the Medical Products segment have been classified as discontinued in the accompanying statement of operations (Note 10). The loss from discontinued operations was $4.9 million and $0.9 million in the first quarter of fiscal 2000 and 1999, respectively. The provision for loss on disposal of discontinued operations was $60.0 million in fiscal 2000. The
Company expects to complete the sale of Trex Medical during calendar 2000.

Liquidity and Capital Resources

      Consolidated working capital was $194.5 million at January 1, 2000, compared with $266.8 million at October 2, 1999. Included in working capital are cash, cash equivalents, and available-for-sale investments of $73.7 million at January 1, 2000, compared with $75.7 million at October 2, 1999. Of the $73.7 million balance at January 1, 2000, $1.3 million was held by a majority-owned subsidiary, and the remainder was held by the Company and its wholly owned subsidiaries. In addition, as of January 1, 2000, the Company had $24.7 million invested in an advance to Thermo Electron. Of the $24.7 million balance, $13.1 million was advanced by a majority-owned subsidiary and the remainder by the Company and its wholly owned subsidiaries.

      Net cash used in operating activities during the first quarter of fiscal
2000 was $10.5 million, which consisted of $7.2 million used by continuing operations and $3.3 million used by discontinued operations. Cash was primarily used to fund the Company's loss, excluding noncash items. The Company used $4.4 million to reduce other current liabilities, including restructuring reserves, accrued payroll and employee benefits, due to parent and affiliated companies, and accrued commissions. Of the total restructuring costs accrued as of January
1, 2000, as well as future costs that will be incurred in fiscal 2000, the Company expects to pay $11.0 million in fiscal 2000 and $10.3 million in fiscal
2001 and thereafter through the expiration of various leases in fiscal 2014. The timing of these cash payments will be affected by the terms of any subleases or settlement arrangements with landlords.

      Excluding available-for-sale investments and advance to affiliate activity, the Company's primary investing activities consisted of the purchase of Trex Communications stock, the sale of CCS, the sale of a building, and capital expenditures. The Company expended $8.6 million of cash for the purchase of minority shares of Trex Communications. During the next two fiscal quarters, the Company expects to expend an additional $9.4 million for the purchase of the minority shares of Trex Communications as well as settling an obligation to deliver cash or shares of Trex Communications in connection with a fiscal 1999 acquisition (Note 7). The Company sold the CCS subsidiary of Trex Communications for $8.0 million in cash and a $2.0 million note receivable due in December 2004
(Note 8). Trex Communications received a refund of $1.0 million of the acquisition cost of a 1999 acquisition, which was recorded as a reduction in cost in excess of net assets of acquired companies. Trex Medical received $3.3 million of



Liquidity and Capital Resources (continued)

cash for the sale of a building. The Company expended $0.7 million for property, plant, and equipment during the first quarter of fiscal 2000. The Company expects to make capital expenditures of approximately $1.0 million during the remainder of fiscal 2000.

      In February 2000, the Company sold the stock of its Trex Communications subsidiary for $48.7 million in cash, subject to a post closing adjustment based upon a determination of the net book value of Trex Communications at the date of sale.

      In October 1999, the American Stock Exchange (the Exchange) notified
ThermoLase that if ThermoLase did not have a definitive agreement to merge with Thermo Electron by December 15, 1999, the Exchange would request a meeting to discuss its intent to proceed with delisting ThermoLase's shares from the Exchange due to a possible failure to meet listing requirements. Holders of ThermoLase's subordinated convertible debentures would be entitled to have their debentures redeemed by ThermoLase if ThermoLase's shares are neither listed for trading on a United States national securities exchange nor approved for trading on an established automated over-the-counter trading market in the United
States. As a result of the agreement to merge with Thermo Electron, the Company expects that its shares will continue to be listed through the completion of the merger transaction. Accordingly, ThermoLase has classified the debentures as long-term in the accompanying balance sheet.

      The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.
Thermo Electron has expressed its willingness to lend Trex Medical up to $10 million for short-term liquidity should the need arise. ThermoLase has an obligation to pay $40.5 million, in the aggregate, to the holders of redemption rights if all of the holders thereof exercise their redemption rights in April
2001 when such rights become exercisable. ThermoLase does not have sufficient funds to satisfy these obligations. The Company has agreed to reimburse Thermo
Electron, the guarantor of this obligation, in the event that Thermo Electron needs to make a payment on such guaranty. The exercise of the redemption rights would adversely affect the Company's liquidity in fiscal 2001.

Year 2000

      As of the date of this report, the Company has completed its year 2000 initiatives, which included: (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, where necessary, for the Company's current products and certain discontinued products;
(iii) assessing the year 2000 readiness of its key suppliers, vendors, and customers; and (iv) developing contingency plans.

      As a result of completing these initiatives, the Company believes that all of its material information technology systems and critical non-information technology systems are year 2000 compliant. The Company believes that all of the material products that it currently manufactures and sells are year 2000 compliant or are not date sensitive. In addition, the Company is not aware of any significant supplier or vendor that has experienced material disruption due to year 2000 issues. The Company has also developed a contingency plan to allow its primary business operations to continue despite disruptions due to year 2000 problems, if any, that might yet arise in the future. The costs incurred to date by the Company in connection with the year 2000 issue have not been material.

      While the Company to date has been successful in minimizing negative consequences arising from year 2000 issues, there can be no assurance that in the future the Company's business operations or financial condition may not be impacted by year 2000 problems, such as increased warranty claims, vendor and supplier disruptions, or litigation relating to year 2000 issues.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from its exposure at fiscal year-end 1999.



PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On December 17, 1999, the Company filed a Current Report on Form 8-K dated
December 17, 1999, with respect to the execution of an Agreement and Plan of Merger.





                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of February 2000.

                                                        THERMOTREX CORPORATION



                                                        /s/ Paul F. Kelleher
                                                        Paul F. Kelleher
                                                        Chief Accounting Officer



                                                        /s/ Theo Melas-Kyriazi
                                                        Theo Melas-Kyriazi
                                                        Chief Financial Officer




                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibits

 2.1 Agreement and Plan of Merger dated as of December 14, 1999 among the Registrant, Thermo Electron Corporation, and ThermoTrex Acquisition Corporation (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed December 17, 1999 [File No. 1-10791] and incorporated herein by reference).

 2.2 Stock Purchase Agreement dated as of February 11, 2000 between the Registrant and MCK Communications Statutory Trust.

27.1           Financial Data Schedule for the period ended January 1, 2000.

27.2           Restated Financial Data Schedule for the period ended January 2,
               1999.