Form 10-K/A
period 1999-10-02
THERMOTREX CORP
filed 2000-05-09
CIK 875316

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
             ----------------------------------------------------

                   AMENDMENT NO. 1 ON FORM 10-K/A TO FORM 10-K

(mark one)
[  X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the fiscal year ended October 2, 1999.

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

10455 Pacific Center Count
San Diego, California                                        92121-4339
(Address of principal executive offices)                     (Zip Code)

             Registrant's telephone number, including area code: (781) 622-1000

             Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of exchange on which registered
Common Stock, $.10 par value          American Stock Exchange
3 1/4% Subordinated Convertible
      Debentures due 2007             American Stock Exchange

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

                                                    FORM 10-K/A

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(c)      Exhibits

         13 Annual Report to Shareholders for the fiscal year ended October 2, 1999 (only those portions incorporated herein by reference).

         23   Consent of Arthur Andersen LLP.

         27 Restated Financial Data Schedule for the fiscal year ended October 2, 1999.

         27.1 Restated Financial Data Schedule for the fiscal year ended October 3, 1998.

         27.2 Restated Financial Data Schedule for the fiscal year ended September 27, 1997.

                Attached is Exhibit 13 of the Registrant's Form 10-K for the year ended October 2, 1999. The Registrant's financial statements have been restated to reflect a decision by the Registrant's parent company, Thermo Electron Corporation, to sell the Registrant's Trex Medical Corporation subsidiary, which has been classified as discontinued operations. This amended information replaces the corresponding information filed originally in the Exhibit 13 to Form 10-K.

                                                       FORM 10-K/A

                             THERMOTREX CORPORATION

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 9, 2000

                                    THERMOTREX CORPORATION



                                    By:  /s/ Theo Melas-Kyriazi
                                    Theo Melas-Kyriazi
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)