Form 10-Q
period 2000-04-01
THERMOTREX CORP
filed 2000-05-15
CIK 875316

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                 ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[  X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarter Ended April 1, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                         Outstanding at April 28, 2000
   Common Stock, $.01 par value                    22,990,687

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             THERMOTREX CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 1,  October 2,
(In thousands)                                                                            2000      1999
----------------------------------------------------------------------------------- ----------- ---------

Current Assets:
 Cash and cash equivalents                                                            $ 57,144    $ 11,483
 Advance to affiliate                                                                   78,225      30,199
 Available-for-sale investments, at quoted market value                                      -      64,174
   (amortized cost of $64,169)
 Accounts receivable, less allowances of $813 and $2,444                                 7,397      15,181
 Unbilled contract costs and fees                                                        7,565      14,606
 Inventories:
   Raw materials and supplies                                                            4,250       7,727
   Work in process                                                                         556       3,826
   Finished goods                                                                          369         810
 Deferred tax asset                                                                      3,662       4,310
 Prepaid expenses and other assets                                                       4,419       6,059
 Net assets from discontinued operations (Note 10)                                      58,106      65,349
                                                                                      --------    --------

                                                                                       221,693     223,724
                                                                                      --------    --------

Property, Plant, and Equipment, at Cost                                                 12,294      22,100
 Less:  Accumulated depreciation and amortization                                        5,531       7,341
                                                                                      --------    --------

                                                                                         6,763      14,759
                                                                                      --------    --------

Prepaid Income Taxes and Other Assets                                                    9,704      10,703
                                                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies                                      11,149      28,233
                                                                                      --------    --------

Long-term Net Assets from Discontinued Operations (Note 10)                             35,250      92,159
                                                                                      --------    --------

                                                                                      $284,559    $369,578
                                                                                      ========    ========



                             THERMOTREX CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 1,  October 2,
(In thousands except share amounts)                                                       2000      1999
----------------------------------------------------------------------------------- ----------- ---------

Current Liabilities:
 Current maturities of long-term obligations                                          $      -    $  1,448
 Accounts payable                                                                        3,530       7,011
 Accrued payroll and employee benefits                                                   2,051       4,294
 Accrued restructuring costs (Note 6)                                                   16,423      19,013
 Payable for acquired company (Note 7)                                                   1,436       5,000
 Other accrued expenses (Note 7)                                                        19,574      17,332
 Due to parent company and affiliated companies                                            562         763
                                                                                      --------    --------

                                                                                        43,576      54,861
                                                                                      --------    --------

Deferred Income Taxes                                                                    1,818       2,096
                                                                                      --------    --------

Deferred Lease Liability                                                                   194         233
                                                                                      --------    --------

Long-term Obligations:
 Subordinated convertible debentures (includes $27,590 and                             203,948     203,948
   $18,225 of related-party debt)
 Other                                                                                       -          45
                                                                                      --------    --------

                                                                                       203,948     203,993
                                                                                      --------    --------

Common Stock of Subsidiary Subject to Redemption                                        40,500      40,500
                                                                                      --------    --------

Minority Interest                                                                            -       8,337
                                                                                      --------    --------

Shareholders' Investment:
 Common stock, $.01 par value, 50,000,000 shares                                           233         233
   authorized; 23,338,377 and 23,302,518 shares issued
 Capital in excess of par value                                                        110,557     109,043
 Accumulated deficit                                                                   (95,685)    (28,844)
 Treasury stock at cost, 920,628 and 933,421 shares                                    (20,582)    (20,877)
 Accumulated other comprehensive items (Note 2)                                              -           3
                                                                                      --------    --------

                                                                                        (5,477)     59,558
                                                                                      --------    --------

                                                                                      $284,559    $369,578
                                                                                      ========    ========






The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOTREX CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Product revenues                                                                     $  8,315    $ 17,215
 Contract revenues                                                                       6,071       4,649
 Service revenues                                                                           23       5,368
                                                                                      --------    --------

                                                                                        14,409      27,232
                                                                                      --------    --------

Costs and Operating Expenses:
 Cost of product revenues                                                                7,399      11,316
 Cost of contract revenues                                                               4,990       3,773
 Cost of service revenues                                                                   30       8,456
 Selling, general, and administrative expenses                                           4,293       8,329
 Research and development expenses                                                       1,609       1,919
 Restructuring and unusual costs (income), net (Notes 6 and 8)                          (3,301)        540
                                                                                      --------    --------

                                                                                        15,020      34,333
                                                                                      --------    --------

Operating Loss                                                                            (611)     (7,101)

Interest Income                                                                          1,775       1,159
Interest Expense (includes $272 and $132 to related party)                              (2,144)     (2,113)
Other Income, Net (Note 6)                                                               1,554           -
                                                                                      --------    --------

Income (Loss) from Continuing Operations Before Income Taxes                               574      (8,055)
Income Tax (Provision) Benefit                                                             311        (454)
                                                                                      --------    --------

Income (Loss) from Continuing Operations                                                   885      (8,509)
Loss from Discontinued Operations (net of income tax benefit and minority                    -      (2,866)
 interest income of $3,597 in 1999; Note 10)                                          --------    --------

Net Income (Loss)                                                                     $    885    $(11,375)
                                                                                      ========    ========

Basic and Diluted Earnings (Loss) per Share from Continuing Operations (Note 3)       $    .04    $   (.46)
                                                                                      ========    ========

Basic and Diluted Earnings (Loss) per Share (Note 3)                                  $    .04    $   (.61)
                                                                                      ========    ========

Weighted Average Shares (Note 3):
 Basic                                                                                  22,383      18,658
                                                                                      ========    ========

 Diluted                                                                                22,457      18,658
                                                                                      ========    ========




The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOTREX CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Product revenues                                                                     $ 23,963    $ 31,068
 Contract revenues                                                                      10,575       9,424
 Service revenues                                                                          900       9,588
                                                                                      --------    --------

                                                                                        35,438      50,080
                                                                                      --------    --------

Costs and Operating Expenses:
 Cost of product revenues                                                               18,765      20,272
 Cost of contract revenues                                                               8,821       7,982
 Cost of service revenues                                                                  617      15,914
 Selling, general, and administrative expenses                                           9,585      16,949
 Research and development expenses                                                       3,221       3,813
 Restructuring and unusual costs (income), net (Notes 6 and 8)                          (3,015)        540
                                                                                      --------    --------

                                                                                        37,994      65,470
                                                                                      --------    --------

Operating Loss                                                                          (2,556)    (15,390)

Interest Income                                                                          3,171       2,643
Interest Expense (includes $443 and $262 to related party)                              (4,258)     (4,225)
Equity in Loss of Joint Ventures                                                             -        (200)
Other Income, Net (Note 6)                                                               1,554           -
                                                                                      --------    --------

Loss from Continuing Operations Before Income Taxes and Minority Interest               (2,089)    (17,172)
Income Tax (Provision) Benefit                                                             126        (652)
Minority Interest Income                                                                     -          21
                                                                                      --------    --------

Loss from Continuing Operations                                                         (1,963)    (17,803)
Loss from Discontinued Operations (net of income tax benefit and minority               (4,878)     (3,776)
 interest income of $5,056 and $5,310; Note 10)
Provision for Loss on Disposal of Discontinued Operations (Note 10)                    (60,000)          -
                                                                                      --------    --------

Net Loss                                                                              $(66,841)   $(21,579)
                                                                                      ========    ========

Basic and Diluted Loss per Share from Continuing Operations (Note 3)                  $   (.09)   $   (.95)
                                                                                      ========    ========

Basic and Diluted Loss per Share (Note 3)                                             $  (2.99)   $  (1.16)
                                                                                      ========    ========

Basic and Diluted Weighted Average Shares (Note 3)                                      22,377      18,660
                                                                                      ========    ========




The accompanying notes are an integral part of these consolidated financial statements.


                             THERMOTREX CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                      April 1,    April 3,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net loss                                                                             $(66,841)   $(21,579)
 Adjustments to reconcile net loss to loss from continuing
   operations:
   Loss from discontinued operations (Note 10)                                           4,878       3,776
   Provision for loss on disposal of discontinued operations (Note 10)                  60,000           -
                                                                                      --------    --------

 Loss from continuing operations                                                        (1,963)    (17,803)
 Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
     Depreciation and amortization                                                       1,983       4,740
     Provision for losses on accounts receivable                                           150         110
     Gain on sale of business (Note 8)                                                  (3,400)          -
     Minority interest income                                                                -         (21)
     Other noncash items                                                                (1,838)        419
     Changes in current accounts, excluding the effects of acquisitions, dispositions, and discontinued operations:
        Accounts receivable                                                                719      (1,017)
        Inventories and unbilled contract costs and fees                                (3,425)     (6,529)
        Other current assets                                                               693        (125)
        Accounts payable                                                                   731      (1,327)
        Other current liabilities                                                       (9,182)      1,663
                                                                                      --------    --------

          Net cash used in continuing operations                                       (15,532)    (19,890)
          Net cash used in discontinued operations                                     (13,854)     (2,135)
                                                                                      --------    --------

          Net cash used in operating activities                                        (29,386)    (22,025)
                                                                                      --------    --------

Investing Activities:
 Advances to affiliate, net                                                            (48,026)          -
 Purchases of available-for-sale investments                                           (30,535)          -
 Proceeds from maturities of available-for-sale investments                             95,535       8,000
 Acquisition, net of cash acquired                                                           -     (20,112)
 Refund of acquisition purchase price                                                      970           -
 Proceeds from sale of businesses, net of cash divested (Note 8)                        54,914           -
 Purchase of Trex Communications common stock (Note 7)                                  (9,965)          -
 Payments for fiscal 1999 acquisition (Note 7)                                          (3,396)          -
 Collection of notes receivable (Note 6)                                                 2,555           -
 Purchases of property, plant, and equipment                                            (1,120)     (2,812)
 Other                                                                                    (836)        272
                                                                                      --------    --------

          Net cash provided by (used in) continuing operations                          60,096     (14,652)
          Net cash provided by (used in) discontinued operations                        10,557      (2,331)
                                                                                      --------    --------

          Net cash provided by (used in) investing activities                         $ 70,653    $(16,983)
                                                                                      --------    --------


                             THERMOTREX CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                      April 1,    April 3,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Financing Activities:
 Net proceeds from issuance of Company and subsidiaries common stock                  $    594    $   123
 Payment of withholding taxes related to stock option exercises                           (104)       (25)
 Repayment of notes receivable from related party                                            -      1,300
 Other                                                                                      17          -
                                                                                      --------    -------

          Net cash provided by continuing operations                                       507      1,398
          Net cash provided by (used in) discontinued operations                           330    (23,975)
                                                                                      --------    -------

          Net cash provided by (used in) financing activities                              837    (22,577)
                                                                                      --------    -------

Exchange Rate Effect on Cash of Discontinued Operations                                    416       (806)
                                                                                      --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                        42,520    (62,391)
Cash and Cash Equivalents at Beginning of Period                                        19,558    157,107
                                                                                      --------    -------

                                                                                        62,078     94,716
Cash and Cash Equivalents of Discontinued Operations at End of Period                   (4,934)    (8,629)
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 57,144    $86,087
                                                                                      ========    =======

Noncash Activities:
 Fair value of assets of acquired companies                                           $      -    $35,491
 Cash paid for acquired companies                                                            -    (22,161)
 Amount payable for acquired company                                                         -     (5,464)
 Issuance of subsidiary common stock for acquired company                                    -     (5,000)
                                                                                      --------    -------

   Liabilities assumed of acquired companies                                          $      -    $ 2,866
                                                                                      ========    =======















The accompanying notes are an integral part of these consolidated financial statements.

                             THERMOTREX CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoTrex Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 1, 2000, the results of operations for the three- and six-month periods ended April 1, 2000, and April
3, 1999, and the cash flows for the six-month periods ended April 1, 2000, and April 3, 1999. Interim results are not necessarily indicative of results for a full year.

      Historical financial results have been restated to reflect a decision to sell the Company's majority-owned Trex Medical Corporation subsidiary, which has been presented as discontinued operations in the accompanying financial statements (Note 10). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's
Annual Report on Form 10-K, for the fiscal year ended October 2, 1999, as amended, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net-of-tax gains and losses on available-for-sale investments. During the second quarter of fiscal 2000 and 1999, the Company had comprehensive income of $0.9 million and a comprehensive loss of $11.4 million, respectively. During the first six months of fiscal 2000 and 1999, the Company had comprehensive losses of $66.8 million and $21.6 million, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                 Three Months Ended      Six Months Ended
                                                               April 1,    April 3,    April 1,   April 3,
(In thousands except per share amounts)                            2000       1999        2000       1999
------------------------------------------------------------- ---------- ---------- ----------- ----------

Basic
Income (Loss) from Continuing Operations                        $   885    $ (8,509)   $ (1,963)  $(17,803)
Loss from Discontinued Operations                                     -      (2,866)     (4,878)    (3,776)
Provision for Loss on Disposal of Discontinued Operations             -           -     (60,000)         -
                                                                -------    --------    --------   --------

Net Income (Loss)                                               $   885    $(11,375)   $(66,841)  $(21,579)
                                                                -------    --------    --------   --------

Weighted Average Shares                                          22,383      18,658      22,377     18,660
                                                                -------    --------    --------   --------

Basic Earnings (Loss) per Share:
 Continuing operations                                          $   .04    $   (.46)   $   (.09)  $   (.95)
 Discontinued operations                                              -        (.15)      (2.90)      (.20)
                                                                -------    --------    --------   --------

                                                                $   .04    $   (.61)   $  (2.99)  $  (1.16)
                                                                =======    ========    ========   ========




3.    Earnings (Loss) per Share (continued)

                                                                 Three Months Ended      Six Months Ended
                                                               April 1,    April 3,    April 1,   April 3,
(In thousands except per share amounts)                            2000       1999        2000       1999
------------------------------------------------------------- ---------- ---------- ----------- ----------

Diluted
Income (Loss) from Continuing Operations                        $   885    $ (8,509)   $ (1,963)  $(17,803)
Loss from Discontinued Operations                                     -      (2,866)     (4,878)    (3,776)
Provision for Loss on Disposal of Discontinued Operations             -           -     (60,000)         -
                                                                -------    --------    --------   --------

Net Income (Loss)                                               $   885    $(11,375)   $(66,841)  $(21,579)
                                                                -------    --------    --------   --------

Weighted Average Shares                                          22,383      18,658      22,377     18,660
Effect of Stock Options                                              74           -           -          -
                                                                -------    --------    --------   --------

Weighted Average Shares, as Adjusted                             22,457      18,658      22,377     18,660
                                                                -------    --------    --------   --------

Diluted Earnings (Loss) per Share:
 Continuing operations                                          $   .04    $   (.46)   $   (.09)  $   (.95)
 Discontinued operations                                              -        (.15)      (2.90)      (.20)
                                                                -------    --------    --------   --------

                                                                $   .04    $   (.61)   $  (2.99)  $  (1.16)
                                                                =======    ========    ========   ========

      Options to purchase 486,000 and 1,172,000 shares of stock for the second quarter of fiscal 2000 and 1999, respectively, and 1,239,000 and 1,131,000 shares of common stock for the first six months of fiscal 2000 and 1999, respectively, were not included in the computation of diluted loss per share because the effect would be antidilutive. The computation of diluted earnings
(loss) per share for all periods excludes the effect of assuming the conversion of $88.9 million principal amount of 3 1/4% subordinated convertible debentures, convertible at $27.00 per share, and the elimination of the related interest expense, because the effects would be antidilutive.



4.    Business Segment Information

                                                             Three Months Ended     Six Months Ended
                                                             April 1,   April 3,    April 1,     April 3,
(In thousands)                                                   2000      1999         2000        1999
---------------------------------------------------------- ----------- ---------- ------------ -----------

Revenues:
   Personal-care Products and Services                       $  4,819    $  9,815    $  9,745    $  19,361
   Advanced Technology Research                                 9,590      17,417      25,693       30,719
                                                             --------    --------    --------    ---------

                                                             $ 14,409    $ 27,232    $ 35,438    $  50,080
                                                             ========    ========    ========    =========

Income (Loss) from Continuing Operations Before
 Income Taxes and Minority Interest:
   Personal-care Products and Services (a)                   $ (1,734)   $ (6,531)   $ (3,161)   $ (13,404)
   Advanced Technology Research (b)                             1,584         165       1,559         (131)
   Corporate (c)                                                 (461)       (735)       (954)      (1,855)
                                                             --------    --------    --------    ---------

   Total operating loss                                          (611)     (7,101)     (2,556)     (15,390)
   Interest and other income (expense), net                     1,185        (954)        467       (1,782)
                                                             --------    --------    --------    ---------

                                                             $    574    $ (8,055)   $ (2,089)   $ (17,172)
                                                             ========    ========    ========    =========

(a) Reflects restructuring and unusual costs of $0.1 million and $0.4 million in the second quarter and first six months of fiscal 2000, respectively.
(b) Includes gain on sale of business of $3.4 million in the fiscal 2000 periods.
(c) Primarily includes general and administrative expenses.

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

      A summary of the changes in accrued acquisition expenses for severance, which are included in other accrued expenses in the accompanying 1999 balance sheet, is as follows:

(In thousands)                                                                                        LNR
------------------------------------------------------------------------ ---------- ----------- ----------

Balance at October 2, 1999                                                                          $  179
 Usage                                                                                                 (54)
 Sale of business                                                                                     (125)
                                                                                                    ------

Balance at April 1, 2000                                                                            $    -
                                                                                                    ======





6.    Restructuring and Unusual Costs (Income)

Continuing Operations

ThermoLase

      During fiscal 1999 and 1998, ThermoLase Corporation recorded restructuring and unusual costs, primarily in connection with ThermoLase's decision to exit the spa business and, to a lesser extent, to terminate certain obligations related to the hair-removal business. The restructuring and unusual costs at ThermoLase were primarily for the sale and closure of ThermoLase's spas; the write-off of leasehold improvements and equipment; costs for ongoing lease obligations, net of assumed sublease income; and payments to licensees and joint venture partners to sever relationships and terminate arrangements. The fiscal
1999 restructuring costs included severance for 26 employees across all functions, 23 of whom were terminated during fiscal 1999. One additional employee was terminated during the first six months of fiscal 2000.

      During the first quarter of fiscal 2000, in connection with ThermoLase's proposed reorganization (Note 9), ThermoLase incurred and recorded costs of $0.3 million, primarily for investment banking and legal fees. During the second quarter of fiscal 2000, ThermoLase recorded $0.1 million of these costs.

      A summary of activity in ThermoLase's accrued restructuring costs is as follows:

                                                                 Abandonment          Other
                                                                   of Excess
(In thousands)                                      Severance     Facilities                        Total
----------------------------------------------- -------------- -------------- -------------- -------------

Fiscal 1998 Restructuring Plan
 Balance at October 2, 1999                           $     -        $     -        $    50        $    50
 Fiscal 2000 usage                                          -              -            (50)           (50)
                                                      -------        -------        -------        -------

 Balance at April 1, 2000                             $     -        $     -        $     -        $     -
                                                      =======        =======        =======        =======

Fiscal 1999 Restructuring Plan
 Balance at October 2, 1999                           $    99        $10,999        $ 7,693        $18,791
 Provision charged to expense in fiscal 2000                -              -            385            385
 Fiscal 2000 usage                                        (74)          (174)        (2,511)        (2,759)
                                                      -------        -------        -------        -------

 Balance at April 1, 2000                             $    25        $10,825        $ 5,567        $16,417
                                                      =======        =======        =======        =======

      Of the total restructuring costs accrued as of April 1, 2000, ThermoLase expects to pay $7.6 million in calendar 2000 and $8.8 million in calendar 2001 and thereafter through the expiration of various leases in fiscal 2014. The timing of these cash payments will be affected by the terms of any subleases or settlement arrangements with landlords.

Trex Communications

      In February 2000, the Company sold its Trex Communications Corporation subsidiary and realized a gain of $3.4 million (Note 8).




6.    Restructuring and Unusual Costs (Income) (continued)

Other

      During the second quarter of fiscal 2000, the Company collected $2.6 million relating to a note receivable for which a reserve had previously been established. In addition, the Company established a reserve of $1.0 million for the impairment of a note receivable reflecting a decline in the value of the underlying collateral. The collection of the note and the establishment of the reserve were recorded as other income, net in the accompanying statement of operations.

Discontinued Operations

Trex Medical

      Trex Medical has been treated as a discontinued operation in the accompanying financial statements (Note 10).

      During fiscal 1999 and 2000, Trex Medical recorded restructuring costs, primarily in connection with the consolidation of Trex Medical's Bennett X-Ray
Corporation and Continental X-Ray Corporation facilities into Trex Medical's
Danbury, Connecticut, and Littleton, Massachusetts, sites and, to a lesser extent, actions to reduce costs in other operations. Restructuring costs at Trex
Medical included severance for 348 employees across all functions, 169 of whom were terminated in fiscal 1999, and 179 of whom were terminated in fiscal 2000.

      During the first six months of fiscal 2000, Trex Medical recorded restructuring costs of $2.9 million for costs related to the consolidation and relocation of facilities and retention bonuses. Costs related to the consolidation and relocation of facilities are recorded as incurred. Retention costs are recorded ratably over the period through which employees must work to qualify for a payment.

      In November 1999, Trex Medical sold the operating facility of its Continental X-Ray subsidiary for $3.1 million in cash, resulting in a gain of $0.9 million, which is included as a reduction of the loss from discontinued operations, in the accompanying statement of operations.

      A summary of activity in Trex Medical's accrued restructuring costs is as follows:

                                                              Severance   Facility-  Other (a)      Total
(In thousands)                                                              closing
------------------------------------------------------------- ---------- ----------- ---------- ----------

Balance at October 2, 1999                                       $  973     $ 2,250     $  479     $ 3,702
 Provision charged to discontinued operations                       237           -      2,675       2,912
 Usage                                                             (765)       (212)    (2,827)     (3,804)
 Currency translation                                               (43)          -          -         (43)
                                                                 ------     -------     ------     -------

Balance at April 1, 2000                                         $  402     $(2,038)    $  327     $ 2,767
                                                                 ======     =======     ======     =======

(a) Includes provisions in fiscal 2000 of $1.6 million for facility-consolidation costs incurred during the period and $1.1 million for retention bonuses.

      The aggregate future cash expenditures for restructuring will include amounts accrued at April 1, 2000, as well as $2.3 million of future costs that are expected to be incurred over the next twelve months. These amounts total
$5.1 million, of which Trex Medical expects to pay $1.2 million during the remainder of calendar 2000, $3.2 million during fiscal 2001, and the balance primarily over the term of facility leases expiring through 2005.



7.    Purchase of Minority Interest

      In November 1999, the Company agreed to purchase the outstanding shares of its Trex Communications subsidiary that it did not already own for $4.00 per share. The Company expects that the total cash outlay for purchasing the minority interest in Trex Communications, as well as for settling an obligation to deliver cash or shares of Trex Communications in connection with a fiscal
1999 acquisition, will be approximately $18.0 million. During the first six months of fiscal 2000, the Company expended $10.0 million of cash for the purchase of the minority interest of Trex Communications and $3.4 million to settle the obligation relating to a fiscal 1999 acquisition, described above.
The Company expects the remaining balance of $4.6 million will be paid over the next fiscal quarter. Of this amount, $1.4 million is included in payable for acquired company in the accompanying balance sheet and the balance is included in other accrued expenses in the accompanying balance sheet.

8.    Dispositions

      In December 1999, the Company sold the Computer Communications
Specialists, Inc. (CCS) subsidiary of Trex Communications for $8.6 million in cash and a $2.0 million note receivable due in December 2004, with an interest rate equal to the prime lending rate, payable quarterly. CCS was sold for approximately book value.

      In February 2000, the Company sold all of the stock of Trex Communications for $46.3 million, net of cash divested and transaction costs, subject to a post-closing adjustment based upon a determination of the net book value of Trex
Communications at the date of sale. The Company recorded a gain of $3.4 million in connection with the sale of Trex Communications. Unaudited revenues and operating income before restructuring costs of Trex Communications were $21.0 million and $0.3 million, respectively, in the first six months of fiscal 2000, and $49.6 million and $1.6 million, respectively, in fiscal 1999.

9.    Proposed Reorganization

      Thermo Electron Corporation has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company, ThermoLase, and Trex Medical. Under this plan, the Company and ThermoLase would be merged into Thermo Electron, and Trex Medical would be sold. The Company and ThermoLase would become wholly owned subsidiaries of Thermo Electron. The public shareholders of the Company and ThermoLase would receive common stock in Thermo
Electron in exchange for their shares. In December 1999, the board of directors of the Company and Thermo Electron approved a definitive agreement and plan of merger with Thermo Electron under which Thermo Electron would acquire all of the outstanding shares of Company common stock held by shareholders other than Thermo Electron in exchange for Thermo Electron common stock at a ratio of one share of Company common stock for .5503 shares of Thermo Electron common stock.
In addition, the board of directors of ThermoLase and Thermo Electron approved a definitive agreement and plan of merger with Thermo Electron under which Thermo
Electron would acquire all of the outstanding shares of ThermoLase held by shareholders other than the Company and Thermo Electron for not less than .132, and not more than .198, shares of Thermo Electron common stock. The exchanges of common stock under both mergers will be taxable transactions to the shareholders. These proposals are subject to certain conditions, including filing with and review by the Securities and Exchange Commission of certain required filings regarding the proposed transactions and listing on the New York
Stock Exchange of the shares of Thermo Electron common stock to be issued in connection with the mergers.

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


10.   Discontinued Operations

      On January 31, 2000, Thermo Electron announced a plan under which the Company will divest its Trex Medical subsidiary, which represents its Medical
Products segment. In accordance with the provisions of Accounting Principles
Board Opinion No. 30 concerning reporting the effect of disposal of a segment of a business, the Company classified the results of operations of the Medical
Products segment as discontinued in the accompanying statement of operations. In addition, the net assets of the Medical Products segment were classified as net assets of discontinued operations in the accompanying balance sheet, and primarily consisted of accounts receivable, inventories, deferred tax assets and refundable income taxes, machinery and equipment, and cost in excess of net assets of acquired companies, net of certain current liabilities, principally accounts payable.

      Summary operating results of the Medical Products segment were as follows:

                                                                            Three
                                                                     Months Ended         Six Months Ended
                                                                         April 3,    April 1,     April 3,
(In thousands except per share amounts)                                      1999    2000 (a)        1999
-------------------------------------------------------- ------------ ------------ ----------- -----------

Revenues                                                                 $ 59,156     $43,860     $123,451
Costs and Expenses                                                         65,619      53,794      132,537
                                                                         --------     -------     --------

Loss from Discontinued Operations Before Income                            (6,463)     (9,934)      (9,086)
 Tax Benefit and Minority Interest
Income Tax Benefit                                                          2,241       3,076        3,535
Minority Interest Income                                                    1,356       1,980        1,775
                                                                         --------     -------     --------

Loss from Discontinued Operations                                        $ (2,866)    $(4,878)    $ (3,776)
                                                                         ========     =======     ========

(a) Includes results of Trex Medical for its first fiscal quarter, which was the period prior to the decision to divest this business.

      In the first quarter of fiscal 2000, the Company provided $60.0 million for the estimated loss on disposal of Trex Medical. During the second quarter of fiscal 2000, Trex Medical had revenues and a net loss of $40.7 million and $4.6 million, respectively. The Company intends to complete the sale of Trex Medical during calendar 2000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, for the fiscal year ended October 2, 1999, as amended, filed with the Securities and Exchange Commission.




Overview

      The Company's continuing operations are divided into two business segments: Personal-care Products and Services offered by the Company's
ThermoLase Corporation subsidiary and Advanced Technology Research, including the Company's Trex Communications Corporation subsidiary until its sale in February 2000.

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

      In June 1996, ThermoLase commenced a program to license to physicians and others the right to perform ThermoLase's patented SoftLight hair-removal and skin-resurfacing procedures. Through these arrangements, ThermoLase received a per-procedure or minimum royalty and/or flat periodic fee. ThermoLase also entered into joint venture and licensing agreements to bring the technology to international markets. In fiscal 1999, ThermoLase began offering licensees the opportunity to purchase or lease SoftLight lasers in lieu of paying ongoing license fees.

      In connection with its June 1998 acquisition of The Greenhouse Spa, Inc., a full-service luxury destination spa located in Arlington, Texas, ThermoLase converted 11 domestic Spa Thiras to Greenhouse day spas. In addition to hair-removal and skin-resurfacing services, these facilities offered more traditional day-spa services, such as massages and facials. Following conversion of the facilities to Greenhouse day spas, significant losses continued and, during fiscal 1998, ThermoLase initiated certain restructuring actions, including the announced closure of three of its domestic day spas and the termination of a joint venture that operated its spa in France. ThermoLase closed two of the domestic day spas in November 1998 and the third spa, as well as two additional spas, were closed in the third quarter of fiscal 1999. In May
1999, ThermoLase announced additional plans to undertake a broad-scale restructuring of its business. As part of the restructuring plan, ThermoLase decided to exit the spa business and, as a result, sold The Greenhouse Spa, Inc., and the remaining nine Greenhouse day spas. In addition, ThermoLase has terminated the physician-licensing program and has terminated or renegotiated the terms of its international joint ventures and licensing arrangements as well as discontinued certain branded product lines at ThermoLase's Creative Beauty
Innovations, Inc. (CBI) subsidiary. ThermoLase expects to complete its restructuring plan by the middle of calendar 2000.

      ThermoLase manufactures and markets skin-care, bath, and body products and markets dietary supplements through CBI. This business represents ThermoLase's principal operations following the sale of the spas and the termination of various licensing agreements.

      The Company's Advanced Technology Research segment performs research primarily in the fields of avionics, X-ray detection, signal processing, and lasers. The Company has developed its expertise in these core technologies in connection with government-sponsored research and development. The Advanced
Technology Research segment included the Company's Trex Communications subsidiary. As part of the restructuring plans announced in May 1999, the Company decided to hold its Trex Communications subsidiary for sale. In November
1999, the Company agreed to purchase the outstanding shares of Trex
Communications' minority shareholders (Note 7). In December 1999, the Company sold the CCS subsidiary of Trex Communications and, in February 2000, sold the stock of Trex Communications (Note 8).

      Thermo Electron Corporation has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company and ThermoLase. Under this plan, the Company and ThermoLase would be merged into and become wholly owned subsidiaries of Thermo Electron (Note 9). In addition, Thermo Electron has announced that the Company will sell its Trex Medical
Corporation subsidiary, which represents the Medical Products segment (Note 10).


Results of Operations

Second Quarter Fiscal 2000 Compared With Second Quarter Fiscal 1999

      Total revenues decreased to $14.4 million in the second quarter of fiscal
2000 from $27.2 million in the second quarter of fiscal 1999. Personal-care
Products and Services segment revenues were $4.8 million and $9.8 million in the second quarter of fiscal 2000 and 1999, respectively. ThermoLase earned product revenues of $4.8 million in fiscal 2000, compared with $5.8 million in fiscal
1999. Product revenues include beauty product sales, and in the fiscal 1999 period, lasers sold in international and domestic markets and beauty product sales at ThermoLase's spas. Product revenues decreased due to the decision to exit the hair-removal business and due to the discontinuation of certain branded product lines. ThermoLase had no service revenues in the second quarter of fiscal 2000, compared with $4.0 million in the second quarter of fiscal 1999.
This decrease is due to the sale and closure of ThermoLase's Greenhouse day spas and the termination of its physician-licensing program and certain international licensing arrangements (Note 6).

      Advanced Technology Research segment revenues, excluding intersegment sales, decreased to $9.6 million in the second quarter of fiscal 2000 from $17.4 million in the second quarter of fiscal 1999. Revenues decreased $9.0 million as a result of the sale of the Company's Trex Communications subsidiary (Note 8).
This decrease was offset in part by higher contract research revenues.

      The gross profit margin was 14% in the second quarter of fiscal 2000 and 1999. The Personal-care Products and Services segment gross profit margin, excluding intersegment sales, was 9% in fiscal 2000, compared with negative 17% in fiscal 1999. ThermoLase's gross profit margin was $0.4 million in fiscal
2000, compared with a negative gross profit margin of $1.7 million in fiscal
1999. This increase in gross profit margin was primarily due to the sale of the spa business, offset in part by a decrease in gross profit margin for beauty product sales due to changes in product mix and, to a lesser extent, $0.7 million of higher provisions for excess and obsolete inventories in the fiscal
2000 period. The gross profit margin from sales of beauty products was 9% in fiscal 2000, compared with 32% in fiscal 1999. The gross profit margin from the Advanced Technology Research segment, excluding intersegment sales, decreased to 16% in fiscal 2000 from 31% in 1999, primarily due to the sale of Trex
Communications, which had higher gross profit margins than the Company's remaining contract research business.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 30% in the second quarter of fiscal 2000 from 31% in the second quarter of fiscal 1999, primarily due to lower expenses in the Personal-care
Products and Services segment. In the Personal-care Products and Services segment, selling, general, and administrative expenses decreased to $2.0 million in fiscal 2000 from $3.7 million in fiscal 1999, primarily due to $1.1 million of lower costs following the sale of the spa business and the termination of various licensing agreements and, to a lesser extent, reductions in personnel as a result of cost reduction measures.

      Research and development expenses decreased to $1.6 million in the second quarter of fiscal 2000 from $1.9 million in the second quarter of fiscal 1999.
Research and development expenses decreased due to ThermoLase's decision to substantially exit the SoftLight business and the sale of Trex Communications.

      During the second quarter of fiscal 2000, the Company recorded costs of $0.1 million related to Thermo Electron's proposed reorganization (Note 6) and a gain of $3.4 million on the sale of Trex Communications (Note 8).

      Interest income increased to $1.8 million in the second quarter of fiscal
2000 from $1.2 million in the second quarter of fiscal 1999, primarily as a result of higher average invested balances due to the sale of Trex
Communications, offset in part by the effect of funding losses in the Personal-care Products and Services segment. Interest expense remained unchanged at $2.1 million in fiscal 2000 and 1999.



      Other income, net, represents the collection of a note receivable for which a reserve was previously established, and a reserve established for the impairment of another note receivable (Note 6).

      The effective tax rates reflect the effect of nondeductible amortization of cost in excess of net assets of acquired companies and the establishment of a valuation allowance for the tax benefit associated with losses arising primarily in the Personal-care Products and Services segment during fiscal 2000, as ThermoLase has been unable to realize a tax benefit from such losses on a stand-alone basis. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes." The tax benefit recorded in the second quarter of fiscal 2000 was related to losses at Trex Communications prior to its sale.

      Trex Medical is a defendant in two patent infringement lawsuits and a lawsuit alleging the Company misappropriated certain other technology owned by a third party. An unsuccessful resolution of one or more of these matters could have a material adverse effect on the Company's future results of operations and financial position.

      In accordance with the provisions of Accounting Principles Board Opinion
No. 30 concerning reporting the effect of disposal of a segment of a business, the results of the Company's Medical Products segment have been classified as discontinued in the accompanying statement of operations (Note 10). The loss from discontinued operations was $2.9 million in the second quarter of fiscal
1999. It is reasonably possible that the actual proceeds from the sale of Trex
Medical could vary materially from the Company's estimate. Any difference would result in an adjustment to provision for loss on disposal of discontinued operations. The Company expects to complete the sale of Trex Medical during calendar 2000.

First Six Months 2000 Compared With First Six Months 1999

      Total revenues decreased to $35.4 million in the first six months of fiscal 2000 from $50.1 million in the first six months of fiscal 1999.
Personal-care Products and Services segment revenues were $9.7 million and $19.4 million in fiscal 2000 and 1999, respectively. ThermoLase earned product revenues of $9.7 million in fiscal 2000, compared with $12.6 million in fiscal
1999. Product revenues include beauty product sales and, in the fiscal 1999 period, lasers sold in international and domestic markets and beauty product sales at ThermoLase's spas. Product revenues decreased due to the discontinuation of certain branded product lines. ThermoLase's service revenues decreased to $19,000 in fiscal 2000 from $6.8 million in fiscal 1999. This decrease is due to the sale and closure of ThermoLase's Greenhouse day spas and the termination of its physician-licensing program and certain international licensing arrangements (Note 6). ThermoLase's service revenues for the fiscal
2000 period represent licensing fees from the remaining physician-licensing agreements, which have been terminated as of April 1, 2000.

      Advanced Technology Research segment revenues, excluding intersegment sales, decreased to $25.7 million in the first six months of fiscal 2000 from $30.7 million in the first six months of fiscal 1999. Revenues decreased $9.0 million as a result of the sale of Trex Communications (Note 8). This decrease was offset in part by $3.1 million due to the inclusion for the full period of revenues from Trex Communications' LNR Communications, Inc. subsidiary, which was acquired in November 1998.

      The gross profit margin increased to 20% in the first six months of fiscal
2000 from 12% in the first six months of fiscal 1999. The Personal-care Products and Services segment gross profit margin, excluding intersegment sales, was 12% in fiscal 2000, compared with negative 16% in fiscal 1999. ThermoLase's gross profit margin was $1.1 million in fiscal 2000, compared with a negative gross profit margin of $3.2 million in fiscal 1999. This increase in gross profit margin was primarily due to the sale of the spa business, offset in part by a decrease in gross profit margin for beauty product sales due to changes in product mix, higher inventory provisions of $0.5 million in fiscal 2000, as well as the discontinuation of certain branded product lines, which had higher gross profit margins. The gross profit margin from sales of beauty products was 3% in fiscal 2000, compared with 29% in fiscal 1999. The gross profit margin from the Advanced Technology Research segment, excluding intersegment sales, decreased to 24% in fiscal 2000 from 30% in fiscal 1999, primarily due to the sale of Trex Communications, which had higher gross profit margins than the Company's remaining contract research business.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 27% in the first six months of fiscal 2000 from 34% in the first six months of fiscal 1999, primarily due to lower expenses in the Personal-care
Products and Services segment. In the Personal-care Products and Services segment, selling, general, and administrative expenses decreased to $3.7 million in fiscal 2000 from $8.5 million in fiscal 1999, primarily due to $3.1 million of lower costs following the sale of the spa business and the termination of various licensing agreements. In addition, ThermoLase sales and marketing costs decreased $0.8 million as a result of the discontinuation of certain branded product lines, management efforts to reduce overall marketing costs, and reductions in personnel.

      Research and development expenses decreased to $3.2 million in the first six months of fiscal 2000 from $3.8 million in the first six months of fiscal
1999. Research and development expenses decreased primarily due to ThermoLase's decision to substantially exit the SoftLight business and the sale of Trex
Communications.

      During the first six months of fiscal 2000, the Company recorded costs of $0.4 million associated with Thermo Electron's proposed reorganization (Note 6) and a gain of $3.4 million on the sale of Trex Communications (Note 8).

      Interest income increased to $3.2 million in the first six months of fiscal 2000 from $2.6 million in fiscal 1999, primarily due to the reasons discussed in the results of operations for the second quarter. Interest expense was relatively unchanged at $4.3 million in fiscal 2000 and $4.2 million in fiscal 1999.

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

      Other income, net represents the collection of a note receivable for which a reserve was previously established, and a reserve established for the impairment of another note receivable (Note 6).

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

      The loss from discontinued operations was $4.9 million and $3.8 million in the first six months of fiscal 2000 and 1999, respectively. In fiscal 2000, the Company provided $60.0 million for the estimated loss on disposal of Trex
Medical.


Liquidity and Capital Resources

      Consolidated working capital was $178.1 million at April 1, 2000, compared with $168.9 million at October 2, 1999. Included in working capital are cash, cash equivalents, and available-for-sale investments of $57.1 million at April
1, 2000, compared with $75.7 million at October 2, 1999. Of the $57.1 million balance at April 1, 2000, $1.2 million was held by ThermoLase and the remainder was held by the Company and its wholly owned subsidiaries. In addition, as of April 1, 2000, the Company had $78.2 million invested in an advance to Thermo
Electron. Of the $78.2 million balance, $7.7 million was advanced by ThermoLase and the remainder by the Company and its wholly owned subsidiaries.

      Net cash used in operating activities during the first six months of fiscal 2000 was $29.4 million, which consisted of $15.5 million used by continuing operations and $13.9 million used by discontinued operations. The
Company used $9.2 million to reduce other current liabilities, including restructuring reserves, accrued payroll and employee benefits, and due to parent and affiliated companies. The Company used $3.4 million to fund an increase in inventory and unbilled contract costs and fees due to timing of billings for certain research contracts. Of the total restructuring costs accrued as of April
1, 2000, as well as future costs that will be incurred in fiscal 2000, the Company expects to pay $7.6 million in calendar 2000 and $8.8 million in calendar 2001 and thereafter through the expiration of various leases in fiscal
2014. The timing of these cash payments will be affected by the terms of any subleases or settlement arrangements with landlords.

      Excluding available-for-sale investments and advance to affiliate activity, the Company's primary investing activities consisted of the purchase of Trex Communications stock, the sale of Trex Communications, and capital expenditures. The Company expended $10.0 million of cash for the purchase of minority shares of Trex Communications and $3.4 million to settle an obligation relating to a Trex Communications fiscal 1999 acquisition. During the next fiscal quarter, the Company expects to expend an additional $4.6 million relating to the Trex Communications obligations (Note 7). The Company received net proceeds of $54.9 million from the sale of businesses (Note 8). Trex
Communications received a refund of $1.0 million of the acquisition cost of a fiscal 1999 acquisition. The Company expended $1.1 million for property, plant, and equipment during the first six months of fiscal 2000. The Company expects to make capital expenditures of approximately $0.5 million during the remainder of fiscal 2000.

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

(b)   Reports on Form 8-K

      On February 25, 2000, the Company filed a Current Report on Form 8-K dated
      February 25, 2000, with respect to the sale by the Company of all of the stock of Trex Communications Corporation.




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of May 2000.

                              THERMOTREX CORPORATION



                              /s/ Theo Melas-Kyriazi
                              Theo Melas-Kyriazi
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)




                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibits

10.1           Letter agreement between Barry Lyons and Thermo Electron dated April 12, 2000, relating to retention bonus.

10.2           Letter agreement between Kenneth Y. Tang and Thermo Electron dated March 13, 2000, relating to retention bonus.

27.1           Financial Data Schedule for the period ended April 1, 2000.

27.2           Restated Financial Data Schedule for the period ended April 3, 1999.
